Form 10-K
period 2024-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2024-12-16
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $498,887,736.
As of December 13, 2024, there were approximately 8,900,000 shares of common stock outstanding.

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

PART I
Item 1. BUSINESS.
OUR COMPANY
RCI Hospitality Holdings, Inc. is a holding company that, through its subsidiaries, engages in businesses that offer live adult entertainment and/or high-quality dining experiences to its guests. Our subsidiaries operated 69 establishments in 13 states as of September 30, 2024. Together with its subsidiaries, RCI Hospitality Holdings, Inc. is collectively referred to as “RCIHH,” "RCI," the “Company,” “we,” “us,” or “our” in this report. We also operate a leading business communications company serving the multibillion-dollar adult nightclubs industry. RCIHH was incorporated in the State of Texas in 1994 and became public in 1995.
Our fiscal year ends on September 30. References to years 2024, 2023, and 2022 are for fiscal years ended September 30, 2024, 2023, and 2022, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.
OUR BUSINESS
Through our subsidiaries, we operate several businesses, which we aggregate for financial reporting purposes into two reportable segments – Nightclubs and Bombshells. Businesses that are not included as Nightclubs or Bombshells are combined as “Other.”
During fiscal 2024, 2023, and 2022, consolidated revenues were $295.6 million, $293.8 million, and $267.6 million, respectively, generating diluted earnings per share of $0.33, $3.13, and $4.91, respectively.
The table below shows the number of Nightclubs and Bombshells open by state as of September 30, 2024:

	Nightclubs	Bombshells(1)	Total
Arizona	1	—	1
Colorado	5	1	6
Florida	4	—	4
Illinois	5	—	5
Indiana	1	—	1
Kentucky	1	—	1
Louisiana	1	—	1
Maine	1	—	1
Minnesota	3	—	3
New York	4	—	4
North Carolina	2	—	2
Pennsylvania	1	—	1
Texas	27	12	39
	56	13	69
(1) Includes one food hall location.

Nightclubs Segment
Our Nightclubs subsidiaries operate our adult entertainment nightclubs through several brands that target many different demographics of customers by providing a unique, quality entertainment environment. Our clubs do business as Rick’s Cabaret, Jaguars Club, Tootsie’s Cabaret, XTC Cabaret, Club Onyx, Hoops Cabaret and Sports Bar, Scarlett’s Cabaret, Diamond Cabaret, Cheetah Gentlemen's Club, PT's Showclub, Playmates Club, Country Rock Cabaret, Temptations Adult Cabaret, Foxy’s Cabaret, Vivid Cabaret, Downtown Cabaret, Cabaret East, The Seville, Silver City Cabaret, Heartbreakers Gentlemen's Club, Kappa Men’s Club, Baby Dolls, and Chicas Locas. We also operate one dance club under the brand name Studio 80.
We generate revenue from our nightclubs through the sale of alcoholic beverages, food, and merchandise items; service in the form of cover charge, licensing fees, and room rentals; and through other related means such as ATM commissions and vending income, among others.
During fiscal 2024, our Nightclub segment sales mix was 40.3% service revenue; 43.3% alcoholic beverages; and 16.4% food, merchandise, and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 88.3%. Our Nightclubs segment revenue increased by approximately 3.0% and income from operations decreased by 20.6% compared to the prior year. Same-stores sales for Nightclubs in 2024 was -2.1%.
For a list of our nightclub locations, refer to Item 2—“Properties.”
Bombshells Segment
Our Bombshells segment operates a restaurant and bar concept that sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state-of-the-art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere. During fiscal 2024, we opened one Bombshells location in Stafford, Texas and sold one location in San Antonio, Texas.
During fiscal 2024, Bombshells sales mix was 54.3% alcoholic beverages and 45.7% food, merchandise, and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 75.9%. Bombshells segment revenue decreased by 9.2%, while income from operations decreased by 263.7% from prior year. Same-stores sales for Bombshells in 2024 was -18.4%.
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
Over a five-year period from fiscal 2019 through fiscal 2024, our diluted earnings per share declined at a compound annual growth rate (“CAGR”) of 30.9%, which was mainly caused by increasing revenue at a CAGR of 10.3%, with impairment of assets as the most significant offset at a CAGR of 44.9% increase. Excluding noncash and certain nonrecurring items, our non-GAAP diluted earnings per share improved at a CAGR of 14.1%. Net cash provided by operating activities improved at 8.5% and free cash flow also improved at 7.8% CAGR for the same period. See discussions of our non-GAAP financial measures starting on page 44.

Profitability
100,000,000
80,000,000
60,000,000
40,000,000
20,000,000
-
(20,000,000)
2019
2020
2021
2022
2023
2024
Net income (loss)
Adjusted EBITDA
Non-GAAP net income

Cash Generation
70,000,000
60,000,000
50,000,000
40,000,000
30,000,000
20,000,000
10,000,000
-
2019
2020
2021
2022
2023
2024
Net cash provided by operating activities
Free cash flow

During 2022, we achieved our highest financial performance in terms of profitability and cash flow due to government stimulus due to the pandemic and the fact that our restaurants and clubs were among the first to open and resume business operations. Compared to our record net income in 2022, our 2024 net income decreased by 93%. But for the same time period, our net cash from operating activities only decreased by 13%. We are managing this by carefully evaluating our Bombshells program in view of recent performance trends. Currently, we have three locations that are under construction and do not plan to add anymore locations after those. We terminated our franchising program, and are aggressively closing underperforming locations.

COMPETITION
The adult entertainment and the restaurant/sports bar businesses are highly competitive with respect to price, service and location. All of our nightclubs compete with a number of locally owned adult clubs, some of whose brands may have name recognition that equals that of ours. The names “Rick’s” and “Rick’s Cabaret,” “Tootsie’s Cabaret,” “XTC Cabaret,” “Scarlett’s,” “Silver City,” “Club Onyx,” “Downtown Cabaret,” “Temptations,” “The Seville,” “Jaguars,” “Hoops Cabaret,” “Foxy’s Cabaret,” "Studio 80," “Country Rock Cabaret,” “PT’s,” “Diamond Cabaret,” “Baby Dolls Saloon," "Baby Dolls," "Chicas Locas," "Rick's Rewards," and "Venice Cabaret" are proprietary. In the restaurant/sports bar business, “Bombshells” is also proprietary. We believe that the combination of our existing brand name recognition and the distinctive entertainment environment that we have created allows us to compete effectively in the industry and within the cities where we operate. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.
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

EMPLOYEES AND INDEPENDENT CONTRACTORS
Our people are employed by the parent company or by its subsidiaries. Executive officers are employed by the registrant (parent company); shared services personnel and managers responsible for multiple clubs or restaurants are employed by RCI Management Services, Inc.; and the rest are employed by the individual operating entities. As of September 30, 2024, we had the following employees:

	Operations
	Managers	Non-Managers	Corporate	Total
Hourly	68	3,041	15	3,124
Salaried	367	44	78	489
	435	3,085	93	3,613
Additionally, as of September 30, 2024, we had independent contractor entertainers who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota and at Jaguars Club in Phoenix, Arizona may elect to act as commissioned employees. All employees and independent contractors sign arbitration non-class-action participation agreements, where allowed by federal and state laws. None of our employees are represented by a union. We consider our employee relations to be good.
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
AVAILABLE INFORMATION
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
◦We may have uninsured risks in excess of our insurance coverage or self-insurance.
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
Our ability to operate successfully depends on the protection provided to us under the First Amendment to the U.S. Constitution. From time to time, private advocacy groups have sought to target our nightclubs by petitioning for non-renewal of certain of our permits and licenses. Furthermore, private advocacy groups, which have influence on certain financial institutions, have swayed these institutions to not do business with us. In addition to possibly limiting our operations and financing options, negative publicity campaigns, lawsuits and boycotts could negatively affect our businesses and cause additional financial harm by discouraging investors from investing in our securities or requiring that we incur significant expenditures to defend our business.

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
We are exposed to risks related to cyber security and protection of confidential information, and failure to protect the integrity and security of payment card or individually identifiable information of our guests and employees or confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues, increased costs, and litigation.
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
We have made and may continue to make acquisitions of complementary nightclubs, restaurants or related operations. Any acquisitions will require the integration of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization, or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products, or persons with existing operations, we may not receive the benefits of the acquisitions, and our revenues and stock trading price may decrease.

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
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of September 30, 2024. We are, however, addressing this issue and remediating our material weaknesses. When we were to identify a material weakness, correcting that issue, and thereafter our continued compliance with Section 404 require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct an internal control issue and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified material weaknesses in our internal control over financial reporting.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, and concluded that we did not maintain effective internal control over financial reporting. Management identified material weaknesses related to (1) ineffective design and operation of controls over certain information technology general controls, including change management, user access, and vendor management controls; (2) ineffective design and operation of controls , which include management review controls, over the accounting for business combinations; and (3) ineffective design and operation of controls, which include management review controls, over the Company's assessments of potential impairment. See Item 9A, “Controls and Procedures,” below. While certain actions have been taken to implement a remediation plan to address these material weaknesses and to enhance our internal control over financial reporting, if these material weaknesses are not remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our Company, and, as a result, the value of our common stock could be adversely affected.
We may have uninsured risks in excess of our insurance coverage or self-insurance.
Historically, we have maintained insurance in amounts we consider adequate for personal injury and property damage to which the business of the Company may be subject. As of October 1, 2024, however, we discontinued general liability and liquor insurance coverage in a number of establishments due to increasingly prohibitive costs of such coverage, and we are currently in the process of establishing self-insurance for the claims for which third-party insurance coverage is financially prohibitive. However, we still carry at least the minimum insurance coverage where it is required by law for licensing requirements. There can be no assurance that we will not have uninsured liabilities or liabilities in excess of the coverage provided by insurance or self-insurance, which liabilities may be imposed pursuant to the Texas “dram shop” statute or similar “dram shop” statutes or common law theories of liability in other states where we operate or expand. For example, the Texas “dram shop” statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of its employee who over-serves if (i) the employer requires its employees to attend a seller training program approved by the TABC; (ii) the employee has actually attended such a training program; and (iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is our policy to require that all servers of alcohol working at our clubs in Texas be certified as servers under a training program approved by the TABC, which certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the TABC. There can be no assurance, however, that uninsured liabilities may not arise in the markets in which we operate which could have a material adverse effect on the Company.
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

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered as a result of a visit to our clubs or restaurants, or that we have problems with food quality or operations. As a Company, we take responsible alcohol service seriously. However, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that served alcoholic beverages to the intoxicated person. Some litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations.
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
Claims brought by government authorities have the potential to be especially disruptive to our business and operations. As described further under “Legal Matters” in Note 10 to our consolidated financial statements, in 2024, the New York State Attorney General (“NY AG”) and the New York State Department of Taxation and Finance (“NY DTF”) has executed search warrants on the Company’s corporate headquarters in Houston, Texas, three separate clubs in New York, New York, and has sent the Company a subpoena requesting documents and other information with respect to certain clubs in New York and Florida. The investigation appears to be related to the Company’s New York State tax filings and possible entertainment benefits provided to NY DTF personnel. The Company is cooperating with the NY AG and its investigation. As a result of this investigation, a non-executive corporate employee was placed on administrative leave during the pendency of an internal review process. It is not possible at this time to determine whether the Company will incur any fines, penalties, or liabilities in connection with the investigation. If, however, a government authority was to allege that illegal conduct was committed by the Company or any of its employees or executives, regardless of whether any such claims are valid, such claims have the potential to affect our business and defending such claims may be expensive and may divert time, attention and money away from our operations and hurt our performance. Further, adverse publicity resulting from these claims may hurt our business.
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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As of September 30, 2024, we have 1 remaining unresolved claim out of the original 71 claims.
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
We rely on our restaurant and club-level employees to consistently provide high-quality food and positive experiences to our guests. In addition, our ability to continue to open new restaurants depends on us attracting, hiring, developing, and retaining high-quality managers. Maintaining appropriate staffing in our restaurants requires precise workforce planning, which planning has become more complex due to predictive scheduling laws (also called “fair workweek” or “secure scheduling”) and “just cause” termination legislation in certain geographic areas where we operate, and the so-called “great resignation” trend. The market for qualified talent continues to be competitive and we must ensure that we continue to offer competitive wages, benefits, and workplace conditions to retain qualified employees. We have experienced and may continue to experience challenges in hiring and retaining restaurant and club employees and in maintaining full restaurant and or club staffing in various locations, which has resulted in longer wait times for guest orders and potentially decreased employee satisfaction. A shortage of qualified candidates who meet all legal work authorization and training requirements, failure to hire and retain new restaurant or club employees in a timely manner or higher than expected turnover levels could affect our ability to open new restaurants, grow sales at existing restaurants and clubs or meet our labor cost objectives. In addition, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization efforts, which could negatively impact our ability to meet our growth targets.
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
Our liquidity position is, in part, dependent upon our ability to borrow funds from financial institutions and/or private individuals. Certain of our debts have financial covenants that require us to maintain certain operating income to debt service ratios. As of September 30, 2024, we were in compliance with all covenants. Due to the impact of macroeconomic, geopolitical, and health and safety factors, and the potential economic slowdown, our financial performance in future periods could be negatively impacted. A failure to comply with the financial covenants under our credit facility or obtain waivers would give rise to an event of default under the terms of certain of our debts, allowing the lenders to accelerate repayment of any outstanding debt.

We have recorded impairment charges in current and past periods and may record additional impairment charges in future periods.
Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible asset value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require periodic impairment review of indefinite-lived intangible assets, long-lived assets, and goodwill to determine if, or when events and circumstances indicate that, the fair value of these assets is not recoverable. As a result of our periodic impairment reviews, we recorded impairment charges of $38.5 million in 2024 (representing $8.9 million of goodwill impairment on four clubs, $11.8 million of SOB license impairment on seven clubs, $10.6 million of property and equipment impairment on four clubs and nine Bombshells units, $6.5 million of operating lease right-of-use assets impairment on five Bombshells units, $693,000 of tradename impairment on one club, and $68,000 related to other assets); $12.6 million in 2023 (representing $4.2 million of goodwill impairment on four clubs, $6.5 million of SOB license impairment on eight clubs, $1.0 million of operating lease right-of-use asset on one club, $814,000 of software impairment on two investment projects, and $58,000 of property and equipment impairment on one club); and $1.9 million in 2022 (representing $566,000 of goodwill impairment on one club, $293,000 of SOB license impairment on one club, and $1.0 million of property and equipment impairment on one club and one Bombshells unit). If difficult market and economic conditions materialize over the next year and/or we experience a decrease in revenue at one or more nightclubs or restaurants, we could incur a decline in fair value of one or more of our nightclubs or restaurants. This could result in future impairment charges of up to the total value of our tangible and intangible assets, including goodwill. We actively monitor our clubs and restaurants for any indication of impairment.
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
Item 1B. UNRESOLVED STAFF COMMENTS.
None.

Item 1C. CYBERSECURITY.
We rely heavily on information technology systems to operate and manage all key aspects of our business. We also process substantial volumes of sensitive customer and employee personal information, which if impacted by cyber threats could result in financial and reputational harms and regulatory sanction. We have developed and implemented, and update on an ongoing basis, a risk-based information security program designed to identify, assess and manage material risks from cybersecurity threats.
Risk Management and Strategy
We assess, identify, and manage material risks related to potential cyber attacks on or through our information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems through various processes. These processes include a wide variety of controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, and misuse, and unauthorized access to, or other cyber attacks or vulnerabilities affecting, our data.
The assessment of cyber risk is integrated into our overall risk management processes and cybersecurity is identified as a key risk within our enterprise risk management program. We strive to implement cyber policies, standards, processes, and controls for assessing, identifying, and managing material risks from cyber threats and responding to cyber attacks that are aligned with industry best practices.
We have an information technology team, led by our director of information technology, that is responsible for implementing and maintaining cybersecurity and data protection practices at the Company in close coordination with our senior management team. We seek to address cyber risks through a cross-functional approach, including relevant training for applicable employees and regular reviews and tests of our cybersecurity program that leverage work done by internal audit.
We use processes to oversee and identify material risks from cyber threats associated with our use of third-party technology and systems. We maintain processes to reduce the impact of a cyber attack at a third-party vendor. We maintain a cybersecurity incident response plan, which details the incident response procedures and points of contact related to the response processes. The response plan includes a decision-tree-based playbook, which is a supplement to the plan, and focuses on specific types of incidents and the appropriate response steps.
As of the date of this report, we are not aware of any recent cybersecurity attacks that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.
See Item 1A—"Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information security systems.
Governance
Our board of directors has ultimate risk oversight responsibility for the Company and administers this responsibility both directly and with assistance from its committees. The Audit Committee oversees our overall enterprise risk management program and assists the entire board in fulfilling its oversight responsibility with respect to our information security and technology risks. The Audit Committee actively reviews and discusses our information security and technology risk management programs and regularly reports to the entire board on our relevant strengths and opportunities.
The Audit Committee receives periodic updates from our director of information technology. These updates include matters such as ongoing changes in our external and internal cyber threat landscape, new technology trends and regulatory developments, evolving internal policies and practices used to manage and mitigate cyber and technology-related risks, and trends in various metrics that are used to help assess our overall cybersecurity program effectiveness.

Item 2. PROPERTIES.
As of September 30, 2024, we own 87 real estate properties. On 57 of these properties, we operate clubs or restaurants, including those temporarily closed. We lease multiple other properties to third-party tenants. Eight of our owned properties are in locations where we previously operated clubs or are adjacent to acquired clubs, but now lease the buildings to third parties. Twenty two are non-income-producing properties for corporate use (including our corporate office) or future club or restaurant locations, or may be offered for sale in the future. Thirteen of our clubs and restaurants are in leased locations.
Our principal corporate office is located at 10737 Cutten Road, Houston, Texas 77066, consisting of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility.
Below is a list of locations we operated as of September 30, 2024:

Name of Establishment	Fiscal Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
Scarlett's Cabaret, San Antonio, TX	1998
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(1)
Jaguars Club, San Antonio, TX	2006
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
Dallas Showclub, Dallas, TX	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Longview, TX	2012
Baby Dolls, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012
Chicas Locas, El Paso, TX	2012
Chicas Locas, Harlingen, TX	2012
Studio 80, Fort Worth, TX	2013	(1)
Bombshells, Dallas, TX	2013
Scarlett's Cabaret, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, New York, NY	2014	(1)
Bombshells, Austin, TX	2014	(1)
Rick’s Cabaret, Odessa, TX	2014
Bombshells, Spring, TX	2014	(1)
Bombshells Fuqua, Houston, TX	2014	(1)
Foxy’s Cabaret, Austin TX	2015
The Seville, Minneapolis, MN	2015

Hoops Cabaret and Sports Bar, New York, NY	2016	(1)
Bombshells, Highway 290 Houston, TX	2017	(1)
Scarlett’s Cabaret, Washington Park, IL	2017
Scarlett’s Cabaret, Miami, FL	2017
Bombshells, Pearland, TX	2018
Kappa Men’s Club, Kappa, IL	2018
Rick’s Cabaret, Chicago, IL	2019
Rick’s Cabaret, Pittsburgh, PA	2019
Bombshells I-10, Houston, TX	2019
Bombshells 249, Houston, TX	2019
Bombshells, Katy, TX	2020
Bombshells 59, Houston, TX	2020
Diamond Cabaret, Denver, CO	2022	(1)
Scarlett's Cabaret, Denver, CO	2022
PT's Showclub, Denver, CO	2022
Rick's Cabaret, Denver, CO	2022	(1)
Diamond Cabaret, St. Louis, IL	2022	(1)
Country Rock Cabaret, St. Louis, IL	2022	(1)
PT's Showclub, Indianapolis, IN	2022
Rick's Cabaret, Raleigh, NC	2022	(1)
Rick's Cabaret, Portland, ME	2022
PT's Showclub, Louisville, KY	2022
PT's Centerfold, Denver, CO	2022
Mansion Gentlemen's Club & Steakhouse, Newburgh, NY	2022
Bombshells, Arlington, TX	2022
Playmates Club, Miami, FL	2022
Cheetah Gentlemen's Club, Miami, FL	2022
PT's Showclub, Odessa, TX	2022
Heartbreakers Gentlemen's Club, Dickinson, TX	2023
Cherry Creek Food Hall, Denver, CO	2023
Baby Dolls, Dallas, TX	2023
Chicas Locas, Dallas, TX	2023
Chicas Locas, Arlington, TX	2023
Chicas Locas, Houston, TX	2023
Baby Dolls, Fort Worth, TX	2023	(2)
PT's Centerfold, Lubbock, TX	2024
Bombshells, Stafford, TX	2024
(1)Leased location.
(2)Temporarily closed due to fire.
Our property leases are typically for a fixed rental rate with contingent rent for certain locations. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2024, certain of the properties we own were collateral for mortgage debt amounting to approximately $151.1 million. We believe that our existing facilities, both owned and leased, are in good condition and adequate and suitable for the conduct of our business.
See related information in Notes 6 and 8 to our consolidated financial statements.

Item 3. LEGAL PROCEEDINGS.
See the “Legal Matters” section within Note 10 to our consolidated financial statements within this Annual Report on Form 10-K for the requirements of this Item, which section is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the NASDAQ Global Market under the symbol “RICK.”
Holders
On December 13, 2024, the closing stock price for our common stock as reported by NASDAQ was $52.09, and there were 87 stockholders of record of our common stock (excluding broker held shares in “street name”). Currently, we estimate that there are approximately 11,700 stockholders having beneficial ownership in street name.
Transfer Agent and Registrar
The transfer agent and registrar for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, 1st Floor, Salt Lake City, Utah 84111.
Dividend Policy
Prior to 2016, we had not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our board of directors declared regular quarterly cash dividends. Below are our historical dividend payments:

Quarterly Dividend per Share
Second quarter 2016 through third quarter 2019	$0.03
Fourth quarter 2019	$0.04
First quarter 2020	$0.03
Second quarter 2020	$0.04
Third quarter 2020	$0.03
Fourth quarter 2020 through first quarter 2022	$0.04
Second quarter 2022 through first quarter 2023	$0.05
Second quarter 2023 though third quarter 2024	$0.06
Fourth quarter 2024 through current	$0.07
During fiscal 2024, 2023, and 2022, we paid cash dividends totaling $2.3 million, $2.1 million, and $1.8 million, respectively.

Purchases of Equity Securities by the Issuer
Our share repurchase activity during the three months ended September 30, 2024 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
July 1-31, 2024	130,244	$44.85	130,244	$23,025,567
August 1-31, 2024	21,895	$45.23	21,895	$22,035,349
September 1-30, 2024	22,651	$44.16	22,651	$21,035,109
	174,790		174,790
(1)    Prices include any commissions and transaction costs, excluding excise tax on stock buybacks.
(2)    All shares were purchased pursuant to the repurchase plans approved by the board of directors. On July 9, 2024, the board of directors approved a $25.0 million increase in the Company's share repurchase program.
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

Stock Performance Graph
The following chart compares the five-year cumulative total stock performance of our common stock; the NASDAQ Composite Index (IXIC); the Russell 2000 Index (RUT); and the Dow Jones U.S. Restaurant & Bar Index (DJUSRU), our peer index. The graph assumes a hypothetical investment of $100 on September 30, 2019 in each of our common stock and each of the indices, and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our peer index since it represents a broader group of restaurant and bar operators that are more aligned to our core business operations. RICK is a component of the NASDAQ Composite Index and the Russell 2000 Index. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
Sep-19
Sep-20
Sep-21
Sep-22
Sep-23
Sep-24
RICK
IXIC
DJUSRU
RUT

	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
RCI Hospitality Holdings, Inc.	$100.00	$98.88	$332.43	$315.45	$293.07	$215.37
NASDAQ Composite Index	$100.00	$139.61	$180.62	$132.21	$165.26	$227.38
Dow Jones U.S. Restaurant & Bar Index	$100.00	$101.30	$124.18	$106.75	$121.60	$148.63
Russell 2000 Index	$100.00	$98.97	$144.70	$109.28	$117.18	$146.38
Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
OUR BUSINESS
The following are our operating segments:

Nightclubs
Our wholly-owned subsidiaries own and/or operate upscale adult nightclubs. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Tye, Lubbock, Round Rock, El Paso and Odessa, Texas; Denver, Colorado; Charlotte and Raleigh, North Carolina; Minneapolis, Minnesota; New York and Newburgh, New York; Miami Gardens, Pembroke Park and Miami, Florida; Pittsburgh, Pennsylvania; Phoenix, Arizona; Louisville, Kentucky; Portland, Maine; Indianapolis, Indiana; and Washington Park, Kappa, Sauget and Chicago, Illinois. No sexual contact is permitted at any of our locations. We also own and operate a Studio 80 dance club in Fort Worth, Texas. We also own and lease to third parties real properties that are adjacent to (or used to be locations of) our clubs.

Bombshells
Our wholly-owned subsidiaries own and operate restaurants and sports bars in Houston, Dallas, Austin, Spring, Pearland, Tomball, Katy, Arlington, and Stafford, Texas under the brand name Bombshells Restaurant & Bar. Bombshells also operates a food hall in Denver, Colorado.

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
Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value. We define our asset group as an operating club or restaurant location, which is also our reporting unit or the lowest level for which cash flows can be identified. Key estimates in the undiscounted cash flow model include management’s estimate of the projected revenues and operating margins. Fair value is determined using the market, income, or cost approaches. If fair value is used to determine using the income approach, an additional key assumption is the selection of a weighted-average cost of capital to discount cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.
During the third quarter of 2024, we impaired six properties for $4.8 million in property and equipment and $5.7 million in operating lease right-of-use assets. During the fourth quarter of 2024, we impaired ten properties for $5.8 million in property and equipment and $747,000 in operating lease right-of-use assets. These properties are predominantly comprised of leased Bombshells locations.
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
Key assumptions and estimates used in long-lived asset impairment testing, the most significant of which is our estimated future cash flows, may produce materially different amounts of fair value, which could significantly impact our results of operations.
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
For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. Key estimates in the discounted cash flow model include management’s estimate of the projected revenues and operating margins, along with the selection of a weighted-average cost of capital to discount cash flows. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2024, we identified four reporting units that were impaired and recognized a total goodwill impairment of $8.9 million. For the year ended September 30, 2023, we identified four reporting units that were impaired and recognized a total goodwill impairment of $4.2 million. For the year ended September 30, 2022, we identified one reporting unit that was impaired and recognized a goodwill impairment loss of $566,000.
For indefinite- and definite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset with key assumptions being similar to those used in the goodwill impairment valuation model. We recorded impairment charges for SOB licenses amounting to $11.8 million in 2024 related to seven clubs, $6.5 million in 2023 related to eight clubs, and $293,000 in 2022 related to one club. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for tradenames amounting to $693,000 in 2024 related to one club, $0 in 2023, and $0 in 2022.
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

OPERATIONS REVIEW
Highlights of operations from fiscal 2024, 2023, and 2022 are as follows (in thousands, except percentages and per share amounts):

	2024	Inc (Dec)	2023	Inc (Dec)	2022
Revenues
Consolidated	$295,604	0.6%	$293,790	9.8%	$267,620
Nightclubs	$243,864	3.0%	$236,748	14.8%	$206,251
Bombshells	$50,578	(9.2)%	$55,723	(7.0)%	$59,925

Same-store sales
Consolidated		-5.1%		-6.0%
Nightclubs		-2.1%		-3.5%
Bombshells		-18.4%		-14.6%

Income (loss) from operations
Consolidated	$18,805	(63.5)%	$51,484	(28.0)%	$71,459
Nightclubs	$58,094	(20.6)%	$73,187	(11.6)%	$82,798
Bombshells	$(10,646)	(263.7)%	$6,502	(43.5)%	$11,504

Diluted earnings per share	$0.33	(89.5)%	$3.13	(36.3)%	$4.91

Non-GAAP diluted earnings per share*	$4.72	(3.6)%	$4.90	(8.9)%	$5.38

Net cash provided by operating activities	$55,884	(5.5)%	$59,130	(8.3)%	$64,509

Free cash flow*	$48,421	(8.9)%	$53,176	(9.7)%	$58,911
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

The following common size tables present a comparison of our results of operations as a percentage of total revenues for the three most recently completed fiscal years:

	2024	2023	2022
Revenues
Sales of alcoholic beverages	45.0%	43.3%	42.3%
Sales of food and merchandise	15.1%	14.9%	16.6%
Service revenues	33.3%	35.3%	35.1%
Other	6.6%	6.5%	6.0%
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	18.2%	18.3%	17.8%
Food and merchandise sold	36.7%	35.1%	35.1%
Service and other	0.3%	0.2%	0.3%
Total cost of goods sold (exclusive of items shown separately below)	13.9%	13.3%	13.5%
Salaries and wages	28.5%	27.1%	25.6%
Selling, general and administrative	33.7%	31.7%	29.5%
Depreciation and amortization	5.2%	5.2%	4.6%
Impairments and other charges, net	12.4%	5.3%	0.2%
Total operating expenses	93.6%	82.5%	73.3%
Income from operations	6.4%	17.5%	26.7%
Other income (expenses)
Interest expense	(5.6)%	(5.4)%	(4.5)%
Interest income	0.2%	0.1%	0.2%
Non-operating gains, net	—%	—%	0.1%
Income before income taxes	0.9%	12.2%	22.5%
Income tax expense (benefit)	(0.1)%	2.3%	5.3%
Net income	1.0%	9.9%	17.2%
†Percentages may not foot due to rounding in this and in all of the succeeding tables presenting percentages in this report. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands)

	Better (Worse)
	2024 vs. 2023		2023 vs. 2022
	Amount	%	Amount	%
Revenues
Sales of alcoholic beverages	$5,862	4.6%	$13,946	12.3%
Sales of food and merchandise	700	1.6%	(388)	(0.9)%
Service revenues	(5,122)	(4.9)%	9,689	10.3%
Other	374	2.0%	2,923	18.1%
Total revenues	1,814	0.6%	26,170	9.8%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	(937)	(4.0)%	(3,136)	(15.6)%
Food and merchandise sold	(931)	(6.0)%	108	0.7%
Service and other	(115)	(40.8)%	35	11.0%
Total cost of goods sold (exclusive of items shown separately below)	(1,983)	(5.1)%	(2,993)	(8.3)%
Salaries and wages	(4,677)	(5.9)%	(11,053)	(16.1)%
Selling, general and administrative	(6,648)	(7.1)%	(14,177)	(18.0)%
Depreciation and amortization	(244)	(1.6)%	(2,760)	(22.3)%
Impairments and other charges, net	(20,941)	(134.0)%	(15,162)	(3,246.7)%
Total operating expenses	(34,493)	(14.2)%	(46,145)	(23.5)%
Income from operations	(32,679)	(63.5)%	(19,975)	(28.0)%
Other income/expenses
Interest expense	(753)	(4.7)%	(3,976)	(33.3)%
Interest income	94	24.2%	(23)	(5.6)%
Non-operating gains/losses, net	—	—%	(211)	(100.0)%
Income/loss before income taxes	(33,338)	(92.7)%	(24,185)	(40.2)%
Income tax expense/benefit	7,256	106.0%	7,225	51.3%
Net income	$(26,082)	(89.6)%	$(16,960)	(36.8)%
*Not meaningful.
Revenues
Consolidated revenues increased by $1.8 million, or 0.6%, from 2023 to 2024 due mainly from recently acquired clubs and a newly opened Bombshells, partially offset by a decrease in same-store sales and a sales decrease from locations that were closed or rebranded in 2024. From 2022 to 2023, consolidated revenues increased by $26.2 million, or 9.8%, due mainly to newly acquired locations, partially offset by a decrease in same-store sales and a sales decrease from locations closed in 2023.

Segment contribution to total revenues was as follows (dollar amounts in thousands):

	2024	Inc (Dec)	2023	Inc (Dec)	2022
Nightclubs
Sales of alcoholic beverages	$105,669	9.7%	$96,325	20.4%	$80,001
Sales of food and merchandise	22,129	10.7%	19,995	9.3%	18,289
Service revenues	98,233	(4.8)%	103,217	10.4%	93,481
Other revenues	17,833	3.6%	17,211	18.9%	14,480
	243,864	3.0%	236,748	14.8%	206,251
Bombshells
Sales of alcoholic beverages	27,455	(11.3)%	30,937	(7.1)%	33,315
Sales of food and merchandise	22,477	(6.0)%	23,911	(8.1)%	26,005
Service revenues	222	(38.3)%	360	(11.5)%	407
Other revenues	424	(17.7)%	515	160.1%	198
	50,578	(9.2)%	55,723	(7.0)%	59,925
Other
Other revenues	1,162	(11.9)%	1,319	(8.7)%	1,444
	$295,604	0.6%	$293,790	9.8%	$267,620
Nightclubs segment revenues. Nightclubs revenues increased by 3.0% from 2023 to 2024 and by 14.8% from 2022 to 2023, as explained below.

	2024 vs. 2023	2023 vs. 2022
Impact of 2.1% and 3.5% decrease in same-store sales, respectively, to total revenues	(2.0)%	(3.2)%
Newly acquired units	7.6%	18.4%
Closed units	(1.4)%	(0.4)%
Other	(1.3)%	—%
Net Nightclubs revenue increase	3.0%	14.8%
Nightclubs segment sales mix for the three fiscal years, below:

	2024	2023	2022
Sales of alcoholic beverages	43.3%	40.7%	38.8%
Sales of food and merchandise	9.1%	8.4%	8.9%
Service revenues	40.3%	43.6%	45.3%
Other	7.3%	7.3%	7.0%
	100.0%	100.0%	100.0%
The 2023 new units include six clubs, one of which was acquired in October 2022 and five acquired in March 2023. The 2022 new units include fifteen clubs, of which eleven were acquired in October 2021, one acquired in November 2021, one acquired in May 2022, and two acquired in July 2022. See Note 14 to our consolidated financial statements for more information on our club acquisitions. No new clubs were acquired in 2024.
Included in other revenues of the Nightclubs segment is real estate rental revenue amounting to $1.7 million in 2024, $1.8 million in 2023, and $1.6 million in 2022.

Bombshells segment revenues. Bombshells revenues decreased by 9.2% from 2023 to 2024 and decreased by 7.0% from 2022 to 2023, as explained below.

	2024 vs. 2023	2023 vs. 2022
Impact of 18.4% and 14.6% decrease in same-store sales, respectively, to total revenues	(16.9)%	(13.5)%
New units	9.0%	6.5%
Closed units	(1.1)%	—%
Other	(0.2)%	—%
Net Bombshells revenue decrease	(9.2)%	(7.0)%
Bombshells segment sales mix for the three fiscal years is as follows:

	2024	2023	2022
Sales of alcoholic beverages	54.3%	55.5%	55.6%
Sales of food and merchandise	44.4%	42.9%	43.4%
Service and other revenues	1.3%	1.6%	1.0%
	100.0%	100.0%	100.0%
Bombshells Arlington was opened in the first quarter of 2022. Bombshells San Antonio was acquired from our franchisee in the second quarter of 2023. We also acquired a food hall in Greenwood Village, Colorado during the first quarter of 2023. We opened Bombshells Stafford in the first quarter of 2024 and sold Bombshells San Antonio in the fourth quarter of 2024.
Other segment revenues. Other revenues included revenues from Drink Robust in all three fiscal years presented. Drink Robust sales were $131,000, $145,000, and $201,000 in fiscal 2024, 2023, and 2022, respectively, which exclude intercompany sales to Nightclubs and Bombshells units amounting to $270,000, $254,000, and $261,000 in fiscal 2024, 2023, and 2022, respectively. Media business revenues were $1.0 million, $1.1 million, and $1.2 million in fiscal 2024, 2023, and 2022, respectively.
Operating Expenses
Total operating expenses, as a percent of consolidated revenues, were 93.6%, 82.5%, and 73.3% for the fiscal year 2024, 2023, and 2022, respectively. Significant contributors to the change in operating expenses as a percent of revenues are explained below.
Cost of goods sold. Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, and Drink Robust. As a percentage of consolidated revenues, consolidated cost of goods sold was 13.9%, 13.3%, and 13.5% for fiscal 2024, 2023, and 2022, respectively. See page 34 above for the breakdown of percentages for each line item of consolidated cost of goods sold as it relates to the respective consolidated revenue line. For the Nightclubs segment, cost of goods sold was 11.7%, 11.1%, and 10.5% for fiscal 2024, 2023, and 2022, respectively, which was primarily caused by shifts in sales mix among the three fiscal years. Bombshells cost of goods sold was 24.1%, 22.4%, and 23.5% for fiscal 2024, 2023, and 2022, respectively, which was mainly driven by food cost inflation.
Salaries and wages. Consolidated salaries and wages increased by $4.7 million, or 5.9%, from 2023 to 2024 and increased by $11.1 million, or 16.1%, from 2022 to 2023. The dollar increases are mostly from newly acquired or constructed locations. As a percentage of revenues, consolidated salaries and wages were 28.5%, 27.1%, and 25.6% in 2024, 2023, and 2022, respectively, mainly due to sales trend and the impact of fixed salaries on change in sales.

By reportable segment, salaries and wages are broken down as follows (dollar amounts in thousands):

	2024	Inc (Dec)	2023	Inc (Dec)	2022
Nightclubs	$54,217	7.4%	$50,489	23.6%	$40,859
Bombshells	14,643	(2.0)%	14,949	2.5%	14,585
Other	571	(5.5)%	604	0.5%	601
Corporate	14,746	9.6%	13,458	8.5%	12,402
	$84,177	5.9%	$79,500	16.1%	$68,447
Unit-level manager payroll is included in salaries and wages of each location, while payroll for regional manager and above are included in Corporate.
Salaries and wages as a percentage of segment revenue (except Corporate, which is based on consolidated revenues):

	2024	2023	2022
Nightclubs	22.2%	21.3%	19.8%
Bombshells	29.0%	26.8%	24.3%
Other	49.1%	45.8%	41.6%
Corporate	5.0%	4.6%	4.6%
	28.5%	27.1%	25.6%
Bombshells and Other segment salaries and wages decreased in 2024 but as a percentage of revenue they increased due to their decrease in revenue.
Selling, general and administrative expenses. The components of consolidated selling, general and administrative expenses are in the tables below (dollar amounts in thousands):

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Taxes and permits	$16,177	5.5%	$11,966	4.1%	$9,468	3.5%
Advertising and marketing	12,461	4.2%	11,928	4.1%	9,860	3.7%
Supplies and services	10,896	3.7%	10,724	3.7%	8,614	3.2%
Insurance	13,059	4.4%	10,268	3.5%	10,152	3.8%
Lease	7,099	2.4%	7,206	2.5%	6,706	2.5%
Legal	4,155	1.4%	3,742	1.3%	1,995	0.7%
Utilities	6,075	2.1%	5,760	2.0%	4,585	1.7%
Charge card fees	6,968	2.4%	7,090	2.4%	6,292	2.4%
Security	5,080	1.7%	5,618	1.9%	4,404	1.6%
Accounting and professional fees	4,260	1.4%	4,286	1.5%	3,909	1.5%
Repairs and maintenance	4,690	1.6%	4,924	1.7%	3,754	1.4%
Stock-based compensation	1,882	0.6%	2,588	0.9%	2,353	0.9%
Other	6,870	2.3%	6,924	2.4%	6,755	2.5%
	$99,672	33.7%	$93,024	31.7%	$78,847	29.5%

By reportable segment, selling, general and administrative expenses are broken down as follows (dollar amounts in thousands):

	2024	Inc (Dec)	2023	Inc (Dec)	2022
Nightclubs	$68,546	11.7%	$61,350	19.6%	$51,285
Bombshells	18,475	(2.4)%	18,928	9.4%	17,295
Other	709	17.8%	602	44.0%	418
Corporate	11,942	(1.7)%	12,144	23.3%	9,849
	$99,672	7.1%	$93,024	18.0%	$78,847
Selling, general and administrative expenses as a percentage of segment revenue (except Corporate, which is based on consolidated revenues):

	2024	2023	2022
Nightclubs	28.1%	25.9%	24.9%
Bombshells	36.5%	34.0%	28.9%
Other	61.0%	45.6%	28.9%
Corporate	4.0%	4.1%	3.7%
	33.7%	31.7%	29.5%
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
Taxes and permits increased mainly due to the increase in the Texas patron tax. Insurance expense increased due to additional clubs and restaurants, with additional impact from insurance premium refunds received in 2023.
Depreciation and amortization. Depreciation and amortization increased by $244,000, or 1.6%, from 2023 to 2024 and increased by $2.8 million, or 22.3%, from 2022 to 2023. The increase from 2022 to 2023 was mainly from newly acquired clubs, while the smaller increase from 2023 to 2024 was mainly caused by a decrease in the amortization of intangibles due to previous impairment.
Impairments and other charges, net. The components of impairments and other charges, net are in the table below (dollars in thousands):

	2024	Inc (Dec)	2023	Inc (Dec)	2022
Impairment of assets	$38,517	205.0%	$12,629	568.9%	$1,888
Settlement of lawsuits	520	(86.2)%	3,759	165.3%	1,417
Gain on sale of businesses and assets	(2,140)	213.8%	(682)	(71.3)%	(2,375)
Gain on insurance	(327)	324.7%	(77)	(83.4)%	(463)
	$36,570	134.0%	$15,629	3,246.7%	$467

The significant variances in impairments and other charges, net are discussed below:
During 2024, we recorded aggregate impairment charges amounting to $38.5 million related to goodwill of four clubs ($8.9 million), SOB licenses of seven clubs ($11.8 million), operating lease right-of-use assets of five Bombshells locations ($6.5 million), tradename of one club ($693,000), property and equipment of four clubs and nine Bombshells locations ($10.6 million). During 2023, we recorded aggregate impairment charges amounting to $12.6 million related to goodwill of four clubs ($4.2 million), SOB licenses of eight clubs ($6.5 million), operating lease right-of-use asset and property and equipment of a closed club ($1.1 million), and software of two investment projects ($814,000). During 2022, we recorded aggregate impairment charges amounting to $1.9 million related to goodwill of one club ($566,000), SOB license of one club ($293,000), and property and equipment of one club and one Bombshells unit ($1.0 million).
In 2023, we recognized settlements with the New York Department of Labor amounting to $3.1 million related to the assessment by the New York Department of Labor for state unemployment insurance. In 2022, we settled several cases including the image infringement lawsuit and the securities class actions part of which was paid by insurance. See Note 10 to our consolidated financial statements. Going forward, settlements might be more volatile and higher in value due to self-insurance.
Refer to dispositions in Note 14 to our consolidated financial statement for details on gains or losses on sale of businesses and assets.
In relation to insurance claims and recoveries, we recognized a $77,000 gain in 2023 and $463,000 gain in 2022 mainly related to a fire in one of our clubs in Washington Park, Illinois, toward the end of fiscal 2018 and a hurricane that damaged one of our clubs in Sulphur, Louisiana, in August 2020. The rest of the claims for the Sulphur club were received in 2022. Gains related to insurance recoveries are recognized when the contingencies related to the insurance claims have been resolved, which may be in a subsequent reporting period. We also partially recovered and recognized a $327,000 gain related to a fire in one of our clubs in Fort Worth, Texas, during the fourth quarter of 2024. See Note 13 to our consolidated financial statements.
Income from Operations
During fiscal 2024, 2023, and 2022, our consolidated operating margin was 6.4%, 17.5%, and 26.7%, respectively.
Below is a table which reflects segment contribution to income from operations (in thousands):

	2024	2023	2022
Nightclubs	$58,094	$73,187	$82,798
Bombshells	(10,646)	6,502	11,504
Other	(523)	(1,446)	57
Corporate	(28,120)	(26,759)	(22,900)
	$18,805	$51,484	$71,459
Nightclubs operating margin was 23.8%, 30.9%, and 40.1% in 2024, 2023, and 2022. Bombshells operating margin was (21.0)%, 11.7%, and 19.2% in 2024, 2023, and 2022, respectively.

Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to discussion of Non-GAAP Financial Measures on page 41.

	2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$58,094	$(10,646)	$(523)	$(28,120)	$18,805
Amortization of intangibles	2,334	137	—	23	2,494
Settlement of lawsuits	465	25	—	30	520
Impairment of assets	22,691	15,826	—	—	38,517
Loss (gain) on sale of businesses and assets	(56)	(2,322)	—	238	(2,140)
Gain on insurance	(327)	—	—	—	(327)
Stock-based compensation	—	—	—	1,882	1,882
Non-GAAP operating income (loss)	$83,201	$3,020	$(523)	$(25,947)	$59,751

GAAP operating margin	23.8%	(21.0)%	(45.0)%	(9.5)%	6.4%
Non-GAAP operating margin	34.1%	6.0%	(45.0)%	(8.8)%	20.2%

	2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$73,187	$6,502	$(1,446)	$(26,759)	$51,484
Amortization of intangibles	2,497	530	484	17	3,528
Settlement of lawsuits	3,552	207	—	—	3,759
Impairment of assets	11,815	—	814	—	12,629
Loss (gain) on sale of businesses and assets	(734)	77	—	(25)	(682)
Gain on insurance	(48)	—	—	(29)	(77)
Stock-based compensation	—	—	—	2,588	2,588
Non-GAAP operating income (loss)	$90,269	$7,316	$(148)	$(24,208)	$73,229

GAAP operating margin	30.9%	11.7%	(109.6)%	(9.1)%	17.5%
Non-GAAP operating margin	38.1%	13.1%	(11.2)%	(8.2)%	24.9%

	2022
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$82,798	$11,504	$57	$(22,900)	$71,459
Amortization of intangibles	2,042	6	61	9	2,118
Settlement of lawsuits	1,287	18	—	112	1,417
Impairment of assets	1,238	650	—	—	1,888
Loss (gain) on sale of businesses and assets	(2,010)	17	—	(382)	(2,375)
Gain on insurance	(463)	—	—	—	(463)
Stock-based compensation	—	—	—	2,353	2,353
Non-GAAP operating income (loss)	$84,892	$12,195	$118	$(20,808)	$76,397

GAAP operating margin	40.1%	19.2%	3.9%	(8.6)%	26.7%
Non-GAAP operating margin	41.2%	20.4%	8.2%	(7.8)%	28.5%

Other Income/Expenses
Interest expense increased by approximately $753,000 from 2023 to 2024 and by approximately $4.0 million from 2022 to 2023. The increase in interest expense was primarily caused by the significantly higher average debt balance from borrowings to finance our acquisitions in 2023 and the additional interest expense from construction loans in 2024 related to build-out projects.
We consider lease plus interest expense as our occupancy costs since most of our debts are for real properties where our clubs and restaurants are located. For occupancy cost purposes, we exclude non-real-estate-related interest expense. Total occupancy cost rate (total occupancy cost as a percentage of revenues) is shown in the table below.

	2024	2023	2022
Lease	2.4%	2.5%	2.5%
Interest	5.6%	5.4%	4.5%
Total occupancy cost	8.0%	7.9%	7.0%
Income Taxes
Income tax was approximately a $410,000 benefit in 2024, a $6.8 million expense in 2023, and a $14.1 million expense in 2022. Our effective income tax rate was (15.7)% in 2024, 19.0% in 2023, and 23.4% in 2022. The components of our annual effective income tax rate are the following:

	2024	2023	2022
Federal statutory income tax expense/benefit	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	8.6%	4.5%	3.0%
Permanent differences	18.7%	1.7%	0.2%
Change in tax rates	(4.2)%	(0.7)%	1.5%
Change in valuation allowance	5.5%	(0.5)%	0.6%
Tax credits	(87.8)%	(5.9)%	(3.0)%
Other	22.6%	(1.0)%	0.2%
Total effective income tax rate	(15.7)%	19.0%	23.4%
The effective income tax rate difference from the statutory federal corporate tax rate of 21% comes from offsetting impact of state income tax, net of federal benefit, changes in the deferred tax asset valuation allowance, and tax credits that are mostly FICA tip credits. The effective income tax rate for fiscal 2024 was also affected by the low pretax income that caused a high offsetting rate for tax credits, whose dollar value does not change based on pretax income.

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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) settlement of lawsuits, (f) gain on debt extinguishment, (g) stock-based compensation, (h) the income tax effect of the above-described adjustments, and (i) change in deferred tax asset valuation allowance. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 0.0%, 20.6%, and 22.8% effective tax rate of the pre-tax non-GAAP income before taxes for 2024, 2023, and 2022, respectively, and the GAAP income tax expense. We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense, (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) impairment of assets, (g) settlement of lawsuits, (h) gain on debt extinguishment, and (i) stock-based compensation. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess the unleveraged performance return on our investments. Adjusted EBITDA multiple is also used as a target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.
The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	2024	2023	2022
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$3,011	$29,246	$46,041
Income tax expense (benefit)	(410)	6,846	14,071
Interest expense, net	16,197	15,538	11,539
Settlement of lawsuits	520	3,759	1,417
Impairment of assets	38,517	12,629	1,888
Gain on sale of businesses and assets	(2,140)	(682)	(2,375)
Depreciation and amortization	15,395	15,151	12,391
Gain on debt extinguishment	—	—	(138)
Gain on insurance	(327)	(77)	(463)
Stock-based compensation	1,882	2,588	2,353
Adjusted EBITDA	$72,645	$84,998	$86,724

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$3,011	$29,246	$46,041
Amortization of intangibles	2,494	3,528	2,118
Settlement of lawsuits	520	3,759	1,417
Impairment of assets	38,517	12,629	1,888
Gain on sale of businesses and assets	(2,140)	(682)	(2,375)
Gain on debt extinguishment	—	—	(138)
Gain on insurance	(327)	(77)	(463)
Stock-based compensation	1,882	2,588	2,353
Change in deferred tax asset valuation allowance	143	(176)	343
Net income tax effect	(410)	(5,068)	(729)
Non-GAAP net income	$43,690	$45,747	$50,455

	2024	2023	2022
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	9,250,245	9,335,983	9,383,445
GAAP diluted earnings per share	$0.33	$3.13	$4.91
Amortization of intangibles	0.27	0.38	0.23
Settlement of lawsuits	0.06	0.40	0.15
Impairment of assets	4.16	1.35	0.20
Gain on sale of businesses and assets	(0.23)	(0.07)	(0.25)
Gain on debt extinguishment	—	—	(0.01)
Gain on insurance	(0.04)	(0.01)	(0.05)
Stock-based compensation	0.20	0.28	0.25
Change in deferred tax asset valuation allowance	0.02	(0.02)	0.04
Net income tax effect	(0.04)	(0.54)	(0.08)
Non-GAAP diluted earnings per share	$4.72	$4.90	$5.38

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$18,805	$51,484	$71,459
Amortization of intangibles	2,494	3,528	2,118
Settlement of lawsuits	520	3,759	1,417
Impairment of assets	38,517	12,629	1,888
Gain on sale of businesses and assets	(2,140)	(682)	(2,375)
Gain on insurance	(327)	(77)	(463)
Stock-based compensation	1,882	2,588	2,353
Non-GAAP operating income	$59,751	$73,229	$76,397

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	6.4%	17.5%	26.7%
Amortization of intangibles	0.8%	1.2%	0.8%
Settlement of lawsuits	0.2%	1.3%	0.5%
Impairment of assets	13.0%	4.3%	0.7%
Gain on sale of businesses and assets	(0.7)%	(0.2)%	(0.9)%
Gain on insurance	(0.1)%	—%	(0.2)%
Stock-based compensation	0.6%	0.9%	0.9%
Non-GAAP operating margin	20.2%	24.9%	28.5%
The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2024, our cash and cash equivalents were $32.4 million as compared to $21.0 million at September 30, 2023. Because of the large volume of cash we handle, we have very stringent cash controls. As of September 30, 2024, we had negative working capital of $793,000 compared to a negative working capital of $10.5 million as of September 30, 2023. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We did not have any business acquisition in 2024.
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our net cash flows from operating, investing, and financing activities (in thousands):

	2024	2023	2022
Operating	$55,884	$59,130	$64,509
Investing	(21,015)	(64,824)	(67,797)
Financing	(23,542)	(9,263)	3,582
Net increase (decrease) in cash and cash equivalents	$11,327	$(14,957)	$294
We require capital principally for the acquisition of new clubs, construction of new Bombshells, renovation of older units, and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program, based on our capital allocation strategy guidelines, and to pay our quarterly dividends.

Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	2024	2023	2022
Net income	$3,018	$29,100	$46,060
Depreciation and amortization	15,395	15,151	12,391
Deferred tax expense (benefit)	(6,450)	(1,781)	3,080
Stock-based compensation expense	1,882	2,588	2,353
Impairment of assets	38,517	12,629	1,888
Gain on debt extinguishment	—	—	(83)
Net change in operating assets and liabilities	2,671	(1,203)	(1,421)
Other	851	2,646	241
Net cash provided by operating activities	$55,884	$59,130	$64,509
Net cash flows from operating activities decreased from 2022 to 2023 and from 2023 to 2024 mainly due to the lower same-store sales and the higher interest expense paid, partially offset by the lower income taxes paid.
In the next five years, we expect interest payments on our debts to range from $16.0 million in the early years to $9.0 million annually in the latter years for debts we owe as of September 30, 2024.
See Note 17 for our operating lease payment schedule for the next five years and thereafter.
Cash Flows from Investing Activities
Following are our summarized cash flows from investing activities (in thousands):

	2024	2023	2022
Proceeds from sale of businesses and assets	$1,969	$4,245	$10,669
Proceeds from notes receivable	249	229	182
Proceeds from insurance	1,367	86	648
Payments for property and equipment and intangible assets	(24,600)	(40,384)	(24,003)
Acquisition of businesses, net of cash acquired	—	(29,000)	(55,293)
Net cash used in investing activities	$(21,015)	$(64,824)	$(67,797)
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
As of September 30, 2024, 2023, and 2022, we had $14.0 million, $7.7 million, and $1.5 million in construction-in-progress related mostly to Bombshells units that are opening in subsequent fiscal years.
See Note 14 to our consolidated financial statements for details of our acquisition and disposition activities.

Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
New capital expenditures in new clubs and Bombshells units and equipment*	$17,137	$34,430	$18,405
Maintenance capital expenditures	7,463	5,954	5,598
Total capital expenditures, excluding business acquisitions	$24,600	$40,384	$24,003
*Includes real estate, except those acquired through business acquisitions.
We expect capital expenditure payments in the range of $15.0 million to $20.0 million in 2025, $5.0 million to $7.0 million of which relate to maintenance capital expenditures to support our existing clubs and restaurants and our corporate office.
Cash Flows from Financing Activities
Following are our summarized cash flows from financing activities (in thousands):

	2024	2023	2022
Proceeds from debt obligations	$22,657	$11,595	$35,820
Payments on debt obligations	(23,001)	(15,650)	(14,894)
Purchase of treasury stock	(20,606)	(2,223)	(15,097)
Payment of dividends	(2,302)	(2,146)	(1,784)
Payment of loan origination costs	(290)	(239)	(463)
Distribution to noncontrolling interests	—	(600)	—
Net cash provided by (used in) financing activities	$(23,542)	$(9,263)	$3,582
See Note 8 to our consolidated financial statements for a detailed discussion of our debt obligations, including the future maturities of our debt obligations in the next five years and thereafter.
We purchased shares of our common stock representing 442,639 shares, 34,086 shares, and 268,185 shares in 2024, 2023, and 2022, respectively. We paid quarterly dividends of $0.04 per share in the first quarter of 2022. In the second quarter of 2022 through the first quarter of 2023, we increased our quarterly dividends to $0.05 per share. Then starting in the second quarter of 2023 through the third quarter of 2024, we increased our quarterly dividends to $0.06 per share. We paid $0.07 per share in the fourth quarter of 2024. We expect annual dividend payments of $2.5 million in 2025 based on our current quarterly dividend rate.
Non-GAAP Cash Flow Measure
We also use certain non-GAAP cash flow measures, such as free cash flow. We define free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy. See table below (in thousands):

	2024	2023	2022
Net cash provided by operating activities	$55,884	$59,130	$64,509
Less: Maintenance capital expenditures	7,463	5,954	5,598
Free cash flow	$48,421	$53,176	$58,911

As a % of revenue	16.4%	18.1%	22.0%
We do not include total capital expenditures as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.

Other than the impact of uncertainties caused by near-term macro environment, including supply chain challenges, and commodity and labor inflation, and the contractual obligations described above, we are not aware of any event or trend that would adversely impact our liquidity. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business downturns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt. We continue to monitor the macro environment and will adjust our overall approach to capital allocation as events and trends unfold.
The following table presents a summary of such indicators (dollars in thousands):

	2024	Inc (Dec)	2023	Inc (Dec)	2022
Sales of alcoholic beverages	$133,124	4.6%	$127,262	12.3%	$113,316
Sales of food and merchandise	44,606	1.6%	43,906	(0.9)%	44,294
Service revenues	98,455	(4.9)%	103,577	10.3%	93,888
Other revenues	19,419	2.0%	19,045	18.1%	16,122
Total revenues	$295,604	0.6%	$293,790	9.8%	$267,620
Net income attributable to RCIHH common stockholders	$3,011	(89.7)%	$29,246	(36.5)%	$46,041
Net cash provided by operating activities	$55,884	(5.5)%	$59,130	(8.3)%	$64,509
Adjusted EBITDA*	$72,645	(14.5)%	$84,998	(2.0)%	$86,724
Free cash flow*	$48,421	(8.9)%	$53,176	(9.7)%	$58,911
Debt (end of period)	$238,197	(0.6)%	$239,751	18.4%	$202,463
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

Share Repurchase
As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our board of directors. During fiscal years 2024, 2023, and 2022, we paid for treasury stock amounting to $20.6 million, $2.2 million, and $15.1 million, representing 442,639 shares, 34,086 shares, and 268,185 shares, respectively. On each of May 24, 2022 and July 9, 2024, the board of directors approved a $25.0 million increase in the Company's share repurchase program. We have approximately $21.0 million remaining to purchase additional shares as of September 30, 2024.
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
GROWTH STRATEGY
We believe that we can continue to grow organically and through careful entry into markets with high growth potential. Our growth strategy includes acquiring existing clubs, opening new clubs after market analysis and developing new club concepts that are consistent with our management and marketing skills as our capital and manpower allow. We also strive to enter into businesses that complement our own, such as gaming, if they can enhance shareholder value.
Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
In fiscal 2022, we acquired fifteen clubs with an aggregate acquisition date fair value of $132.6 million, of which $55.3 million in cash, $49.0 million in debt (with an acquisition date fair value of $47.4 million), and 500,000 shares of our common stock in equity. We also opened a new Bombshells location in Arlington, Texas in December 2021 and our first franchised location in San Antonio, Texas opened in June 2022.
In fiscal 2023, we acquired six clubs with an aggregate acquisition date fair value of $72.3 million, of which $29.0 million was in cash, $30.5 million in debt (with an acquisition date fair value of $30.4 million), and 200,000 shares of our common stock in equity.
In fiscal 2024, we did not have any club business acquisitions but opened a new Bombshells location in Stafford, Texas in November 2023.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The items in our financial statements subject to market risk are potential debt instruments with variable interest rates. We have certain debts that have variable interest rates in effect as of September 30, 2024. An increase in interest rates in the future may have a negative impact on our results of operations and cash flows. A hypothetical 10% change in interest rates would have had a $45,000 impact on the Company's annual results of operations and cash flows.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this Item begins on page 51.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
RCI Hospitality Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of September 30, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated December 16, 2024, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.
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
Impairment of Goodwill, Indefinite-lived Intangible Assets, and Long-lived Assets
As discussed in Note 2 to the consolidated financial statements, the Company reviews goodwill and indefinite-lived intangible assets on an annual basis for impairment, or when events and circumstances indicate that the asset might be impaired. Additionally, the Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value, and impairment of indefinite-lived intangible assets is recognized in the amount by which the carrying value of the assets exceed their fair value. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset groups to the future undiscounted cash flows expected to be generated by the asset groups. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted by an estimated weighted average cost of capital or using a market approach that utilizes market multiples derived from a set of comparable assets. As of September 30, 2024, the Company had goodwill of approximately $61.9 million, and indefinite-lived intangible assets of approximately $143.6 million. Long-lived assets consisted of property and equipment, right-of-use assets, and intangible assets subject to amortization totaling approximately $326.2 million. During the year ended September 30, 2024, the Company recorded an impairment of these assets of approximately $38.5 million.
We identified the evaluation of the impairment analysis of goodwill, indefinite-lived intangible assets, and long-lived assets as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the estimated undiscounted future cash flows used to test operating locations for recoverability and the determination of fair value of the relevant assets when required. Specifically, a high degree of subjective auditor judgment was required to evaluate future revenues, operating cash flows, and the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s goodwill, indefinite-lived intangible asset, and long-lived asset impairment process, including controls over the identification of relevant assets at risk of impairment, the determination of estimated undiscounted future cash flows and the fair value of individual reporting unit or asset, as necessary, and controls over the key assumptions as noted above. These procedures also included, among others, (1) testing management’s process for developing the fair value estimates of the reporting units or assets; (2) evaluating the appropriateness of the underlying discounted and undiscounted cash flow models; (3) testing the completeness and accuracy of underlying data used in the models; and (4) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, growth rates, and discount rates. Evaluating management’s significant assumptions related to future cash flows, growth rates, and the discount rates involved, with the assistance of valuation specialists, evaluating whether the assumptions used by management were reasonable considering (1) the historical performance of the reporting unit or asset group; (2) the consistency with external market data; and (3) sensitivities over significant inputs and assumptions, including the development of a point estimate.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of Friedman LLP by Marcum LLP effective September 1, 2022).
Marlton, New Jersey
December 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
RCI Hospitality Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, changes in equity and cash flows of RCI Hospitality Holdings, Inc. (the "Company") for the year ended September 30, 2022, and the related notes and schedule as of and for the year ended September 30, 2022 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Marlton, New Jersey
December 14, 2022

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	September 30,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$32,350	$21,023
Receivables, net	5,563	9,846
Current portion of notes receivable	269	249
Inventories	4,676	4,412
Prepaid expenses and other current assets	4,427	1,943
Total current assets	47,285	37,473
Property and equipment, net	280,075	282,705
Operating lease right-of-use assets, net	26,231	34,931
Notes receivable, net of current portion	4,174	4,443
Goodwill	61,911	70,772
Intangibles, net	163,461	179,145
Other assets	1,227	1,415
Total assets	$584,364	$610,884

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,637	$6,111
Accrued liabilities	20,280	16,051
Current portion of debt obligations, net	18,871	22,843
Current portion of operating lease liabilities	3,290	2,977
Total current liabilities	48,078	47,982
Deferred tax liability, net	22,693	29,143
Debt, net of current portion and debt discount and issuance costs	219,326	216,908
Operating lease liabilities, net of current portion	30,759	35,175
Other long-term liabilities	398	352
Total liabilities	321,254	329,560

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 8,955,000 shares and 9,397,639 shares issued and outstanding as of September 30, 2024 and 2023, respectively	90	94
Additional paid-in capital	61,511	80,437
Retained earnings	201,759	201,050
Total RCIHH stockholders’ equity	263,360	281,581
Noncontrolling interests	(250)	(257)
Total equity	263,110	281,324
Total liabilities and equity	$584,364	$610,884
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of shares data)

	Years Ended September 30,
	2024	2023	2022
Revenues
Sales of alcoholic beverages	$133,124	$127,262	$113,316
Sales of food and merchandise	44,606	43,906	44,294
Service revenues	98,455	103,577	93,888
Other	19,419	19,045	16,122
Total revenues	295,604	293,790	267,620
Operating expenses
Cost of goods sold
Alcoholic beverages sold	24,228	23,291	20,155
Food and merchandise sold	16,360	15,429	15,537
Service and other	397	282	317
Total cost of goods sold (exclusive of items shown separately below)	40,985	39,002	36,009
Salaries and wages	84,177	79,500	68,447
Selling, general and administrative	99,672	93,024	78,847
Depreciation and amortization	15,395	15,151	12,391
Impairments and other charges, net	36,570	15,629	467
Total operating expenses	276,799	242,306	196,161
Income from operations	18,805	51,484	71,459
Other income (expenses)
Interest expense	(16,679)	(15,926)	(11,950)
Interest income	482	388	411
Non-operating gains, net	—	—	211
Income before income taxes	2,608	35,946	60,131
Income tax expense (benefit)	(410)	6,846	14,071
Net income	3,018	29,100	46,060
Net loss (income) attributable to noncontrolling interests	(7)	146	(19)
Net income attributable to RCIHH common stockholders	$3,011	$29,246	$46,041

Earnings per share
Basic and diluted	$0.33	$3.13	$4.91

Weighted average shares used in computing earnings per share
Basic and diluted	9,250,245	9,335,983	9,383,445
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended September 30, 2024, 2023, and 2022
(in thousands, except per share and number of shares data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2021	8,999,910	$90	$50,040	$129,693	—	$—	$(600)	$179,223
Issuance of common shares for business combination	500,000	5	29,928	—	—	—	—	29,933
Purchase of treasury shares	—	—	—	—	(268,185)	(15,097)	—	(15,097)
Canceled treasury shares	(268,185)	(3)	(15,094)	—	268,185	15,097	—	—
Payment of dividends ($0.19 per share)	—	—	—	(1,784)	—	—	—	(1,784)
Stock-based compensation	—	—	2,353	—	—	—	—	2,353
Investment from noncontrolling partner	—	—	—	—	—	—	1,070	1,070
Net income	—	—	—	46,041	—	—	19	46,060
Balance at September 30, 2022	9,231,725	92	67,227	173,950	—	—	489	241,758
Issuance of common shares for business combination	200,000	2	12,845	—	—	—	—	12,847
Purchase of treasury shares	—	—	—	—	(34,086)	(2,223)	—	(2,223)
Canceled treasury shares	(34,086)	—	(2,223)	—	34,086	2,223	—	—
Payment of dividends ($0.23 per share)	—	—	—	(2,146)	—	—	—	(2,146)
Stock-based compensation	—	—	2,588	—	—	—	—	2,588
Share in return of investment by noncontrolling partner	—	—	—	—	—	—	(600)	(600)
Net income (loss)	—	—	—	29,246	—	—	(146)	29,100
Balance at September 30, 2023	9,397,639	94	80,437	201,050	—	—	(257)	281,324
Purchase of treasury shares	—	—	—	—	(442,639)	(20,606)	—	(20,606)
Canceled treasury shares	(442,639)	(4)	(20,602)	—	442,639	20,606	—	—
Excise tax on stock repurchases	—	—	(206)	—	—	—	—	(206)
Payment of dividends ($0.25 per share)	—	—	—	(2,302)	—	—	—	(2,302)
Stock-based compensation	—	—	1,882	—	—	—	—	1,882
Net income	—	—	—	3,011	—	—	7	3,018
Balance at September 30, 2024	8,955,000	$90	$61,511	$201,759	—	$—	$(250)	$263,110
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,018	$29,100	$46,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,395	15,151	12,391
Deferred tax expense (benefit)	(6,450)	(1,781)	3,080
Gain on sale of businesses and assets	(2,215)	(870)	(2,970)
Impairment of assets	38,517	12,629	1,888
Amortization and writeoff of debt discount and issuance costs	608	615	314
Doubtful accounts expense on notes receivable	—	—	753
Gain on insurance	(522)	(77)	(463)
Noncash lease expense	2,980	2,978	2,607
Stock-based compensation expense	1,882	2,588	2,353
Gain on debt extinguishment	—	—	(83)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	4,283	(2,383)	(175)
Inventories	(309)	177	(554)
Prepaid expenses, other current, and other assets	(2,421)	(366)	387
Accounts payable, accrued, and other liabilities	1,118	1,369	(1,079)
Net cash provided by operating activities	55,884	59,130	64,509

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	1,969	4,245	10,669
Proceeds from notes receivable	249	229	182
Proceeds from insurance	1,367	86	648
Payments for property and equipment and intangible assets	(24,600)	(40,384)	(24,003)
Acquisition of businesses, net of cash acquired	—	(29,000)	(55,293)
Net cash used in investing activities	(21,015)	(64,824)	(67,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $0, $0, and $650, respectively	22,657	11,595	35,820
Payments on debt obligations	(23,001)	(15,650)	(14,894)
Purchase of treasury stock	(20,606)	(2,223)	(15,097)
Payment of dividends	(2,302)	(2,146)	(1,784)
Payment of loan origination costs	(290)	(239)	(463)
Share in return of investment by noncontrolling partner	—	(600)	—
Net cash provided by (used in) financing activities	(23,542)	(9,263)	3,582

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,327	(14,957)	294
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,023	35,980	35,686
CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,350	$21,023	$35,980

	Years Ended September 30,
	2024	2023	2022
CASH PAID DURING THE YEAR FOR:
Interest paid, net of amounts capitalized	$16,157	$15,156	$11,227
Income taxes paid (net of refunds of $173, $1,656, and $2,256 in 2024, 2023, and 2022, respectively)	$5,068	$8,636	$9,500

Non-cash investing and financing transactions:

Debt incurred in connection with acquisition of businesses	$—	$30,405	$49,000
Debt incurred in connection with purchase of property and equipment	$—	$10,476	$9,201
Debt exchanged in connection with the sale of a restaurant location	$1,471	$—	$—
Notes receivable received as proceeds from sale of assets	$—	$—	$2,700
Investment from noncontrolling partner in connection with purchase of property	$—	$—	$1,070
Issuance of shares of common stock for acquisition of business:
Number of shares	—	200,000	500,000
Fair value at acquisition date	$—	$12,847	$29,933
Adjustment to operating lease right-of-use assets related to new and renewed leases	$760	$1,864	$21,424
Adjustment to operating lease liabilities related to new and renewed leases	$760	$2,163	$21,424
Unpaid excise tax on stock repurchases	$206	$—	$—
Unpaid liabilities on capital expenditures	$1,474	$1,967	$1,503
Receivable on eminent domain disposition	$—	$—	$1,047
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
1. Nature of Business
RCI Hospitality Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Texas in 1994. Through its subsidiaries, the Company currently owns and operates establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Tomball, Katy, Pearland, Dickinson, Odessa, Lubbock, Longview, Tye, Round Rock, Edinburg, El Paso, Harlingen, Arlington, Beaumont, and Stafford, Texas, as well as Denver, Colorado; Minneapolis, Minnesota; Pittsburgh, Pennsylvania; Charlotte and Raleigh, North Carolina; New York and Newburgh, New York; Miami, Pembroke Park and Miami Gardens, Florida; Phoenix, Arizona; Sulphur, Louisiana; Portland, Maine; Louisville, Kentucky; Indianapolis, Indiana; and Chicago, Washington Park, Sauget, and Kappa, Illinois. The Company also owns and operates media businesses for the adult industry. The Company’s corporate offices are located in Houston, Texas.
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
Fiscal Year
Our fiscal year ends on September 30. References to years 2024, 2023, and 2022 are for fiscal years ended September 30, 2024, 2023, and 2022, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
Receivables
Receivables for club and restaurant operations are primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s receivables are primarily comprised of receivables for advertising sales and Expo registration. Receivables also include employee advances, construction advances, and other miscellaneous receivables. Long-term notes receivable, which have original maturity of more than one year, include consideration from the sale of certain investment interest entities and real estate. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that operating or notes receivable will not be collected. Allowance for doubtful accounts balance related to operating receivables was $42,000 and $62,000 as of September 30, 2024 and 2023, respectively (see Note 5). Allowance for doubtful accounts balance related to notes receivable was $0 and $0 as of September 30, 2024 and 2023, respectively.
Inventories
Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or net realizable value.
Property and Equipment
Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture and equipment have estimated useful lives of 5 to 7 years, while leasehold improvements are depreciated at the shorter of the lease term or estimated useful life. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are written off from the accounts, and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period. Interest expense from related debt incurred during site construction is capitalized, which amounted to $155,000 in 2024, $0 in 2023, and $0 in 2022.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2024, we identified four reporting units that were impaired and recognized a goodwill impairment loss totaling $8.9 million. For the year ended September 30, 2023, we identified four reporting unit that were impaired and recognized a goodwill impairment loss totaling $4.2 million. For the year ended September 30, 2022, we identified one reporting units that was impaired and recognized a goodwill impairment loss of $566,000.
For indefinite-lived intangibles, specifically sexually-oriented business ("SOB") licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $11.8 million in 2024 related to seven clubs, $6.5 million in 2023 related to eight clubs, $293,000 in 2022 related to one club, which are included in impairments and other charges, net in the consolidated statements of income.
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
During fiscal 2024, the Company impaired four clubs and nine Bombshells for property and equipment totaling $10.6 million and five Bombshells locations for operating lease right-of-use assets totaling $6.5 million. During fiscal 2023, the Company impaired one club for operating lease right-of-use assets amounting to $1.0 million and property and equipment amounting to $58,000, and two venture projects for software totaling $814,000. During fiscal 2022, the Company impaired one club and one Bombshells for property and equipment totaling $1.0 million. See Notes 5, 6, and 17.
Fair Value of Financial Instruments
The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of receivables, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of notes receivable and short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
Revenue Recognition
The Company recognizes revenue from the sale of alcoholic beverages, food and merchandise, service (which include cover charges, dance dollar surcharges, membership fees, and facility use fees, among others), and other revenues (which include commissions from vending and ATM machines, real estate rental, valet parking, and other products and services for both nightclub and restaurant/sports bar operations, among others) at the point-of-sale upon receipt of cash, check, or credit card charge, net of discounts and promotional allowances based on consideration specified in implied contracts with customers. Sales and liquor taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of income. The Company recognizes revenue when it satisfies a performance obligation (point in time of sale) by transferring control over a product or service to a customer.
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
Refer to Notes 3 and 17 for additional disclosures on revenues and leases, respectively.
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
During the years ended September 30, 2024, 2023, and 2022, the Company did not have any adjustment items to reconcile the numerator and the denominator in the calculation of basic and diluted earnings per share. For all fiscals presented, we excluded 300,000 stock options from the calculation of diluted earnings per share because the effect was anti-dilutive.
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
The following table provides the significant assumptions used in determining the estimated grant date fair value of the stock options granted in fiscal 2022. No grants were awarded in fiscal 2024 and 2023.

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
The Company maintains insurance that covers claims arising from risks associated with the Company’s business including claims for workers’ compensation, general liability, property, auto, and business interruption coverage. The Company has historically carried substantial insurance to cover such risks with large deductibles, with such policies being structured to limit our per-occurrence exposure. As of October 1, 2024, however, we discontinued general liability and liquor insurance coverage in a number of establishments due to increasingly prohibitive costs of such coverage, and we are currently in the process of establishing self-insurance for the claims for which third-party insurance coverage is financially prohibitive. However, we still carry at least the minimum insurance coverage where it is required by law for licensing requirements. The Company believes, and the Company’s experience has been, that such insurance policies have been sufficient to cover such risks.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
In accordance with U.S. GAAP, the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses or other-than-temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2024, 2023, and 2022.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in impairments and other charges, net in the consolidated statements of operations.
Assets and liabilities that are measured at fair value on a nonrecurring basis are as follows (in thousands):

		Fair Value at Reporting Date Using
Description	September 30, 2024	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property and equipment**	$7,975	$—	$—	$7,975
Indefinite-lived intangibles**	16,575	—	—	16,575
Definite-lived intangibles**	1,682	—	—	1,682

		Fair Value at Reporting Date Using
Description	September 30, 2023	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property and equipment*	$21,454	$—	$—	$21,454
Indefinite-lived intangibles*	43,948	—	—	43,948
Indefinite-lived intangibles**	2,996	—	—	2,996
Definite-lived intangibles**	8,220	—	—	8,220
Goodwill*	6,881	—	—	6,881
Goodwill**	1,084	—	—	1,084
Current assets*	696	—	—	696
*Certain assets and liabilities measured at the acquisition dates.
** Measured at year-end impairment testing.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued

	Unrealized Gain (Loss/Impairments†) Recognized
	Years Ended September 30,
Description	2024	2023	2022
Goodwill	$(8,861)	$(4,239)	$(566)
Property and equipment, net (including held for sale)	(10,582)	(58)	(1,029)
Indefinite-lived intangibles	(11,243)	(5,516)	(293)
Definite-lived intangibles	(1,283)	(1,813)	—
Operating lease right-of-use assets	(6,480)	(1,003)	—
Other assets	(68)	—	—
†    Cumulative annual impairments based on interim and year-end testing.
The significant unobservable inputs used in our level 3 fair value measurements are as follows:

Range (Weighted Average)
Areas	Valuation Techniques	Unobservable Input	2024	2023	2022

Property and equipment	Discounted cash flow	Long-term revenue/EBITDA growth rate	-2.3% - 1.6% (0.9%)	0% - 2.5% (1.25%)	0% - 2.5% (1.5%)
		Weighted average cost of capital	9.6% (9.6%)	11% (11%)	12.5% (12.5%)

Goodwill	Discounted cash flow	EBITDA multiple	1x - 13x (13x)	9x - 12x (12x)	8x - 10x (9x)
		Long-term revenue/EBITDA growth rate	-2.3% - 1.6% (0.9%)	0% - 2.5% (2.5%)	0% - 2.5% (1.5%)
		Weighted average cost of capital	9.6% (9.6%)	11% (11%)	12.5% (12.5%)

SOB licenses	Multiperiod excess earnings	Long-term revenue/EBITDA growth rate	1.6% (1.6%)	0% - 2.5% (2.5%)	0% - 2.5% (1.5%)
		Weighted average cost of capital	9.6% (9.6%)	11% (11%)	12.5% (12.5%)
		Contributory asset charges rate	5.1% - 16.2% (15.1%)	10% - 21.5% (15%)	0.5% - 7.4% (2.3%)

Tradename	Relief-from-royalty method	Long-term revenue growth rate	1.6% (1.6%)	0% - 2.5% (2.5%)	0% - 2.5% (1.5%)
		Royalty rate	3% - 6% (4.4%)	3.0% - 6.0% (4.7%)	3.5% - 4.5% (4%)
		Weighted average cost of capital	9.6% (9.6%)	11% (11%)	12.5% (12.5%)

Operating lease right-of-use assets	Discounted cash flow	Long-term EBITDA growth rate	-2.3% - 1.6% (0.9%)	1.5% - 2.5% (2.3%)	0% - 2.5% (1.5%)
		Weighted average cost of capital	9.6% (9.6%)	11% (11%)	12.5% (12.5%)

Business combinations	Various*	Growth rate	None	0% - 11% (5.5%)	2.5% - 10% (4.8%)
		Weighted average cost of capital	None	16.5% - 18% (17.8%)	15% - 19.5% (18.1%)
		Internal rate of return	None	16.5% - 30% (22.4%)	15% - 21.5% (19.4%)
		Contributory asset charges rate	None	15.6% - 21.5% (16.3%)	8.5% - 10.2% (9.3%)

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments of the ASU are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not been issued or made available for issuance. We are enhancing our income tax reporting system to be able to capture the required disclosures of this ASU.
3. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands).

	Fiscal 2024
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$105,669	$27,455	$—	$133,124
Sales of food and merchandise	22,129	22,477	—	44,606
Service revenues	98,233	222	—	98,455
Other revenues	17,833	424	1,162	19,419
	$243,864	$50,578	$1,162	$295,604

Recognized at a point in time	$242,162	$50,573	$1,162	$293,897
Recognized over time	1,702	5	—	1,707
	$243,864	$50,578	$1,162	$295,604

	Fiscal 2023
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$96,325	$30,937	$—	$127,262
Sales of food and merchandise	19,995	23,911	—	43,906
Service revenues	103,217	360	—	103,577
Other revenues	17,211	515	1,319	19,045
	$236,748	$55,723	$1,319	$293,790

Recognized at a point in time	$234,981	$55,677	$1,274	$291,932
Recognized over time	1,767	46	45	1,858
	$236,748	$55,723	$1,319	$293,790

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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in receivables, net in our consolidated balance sheet. A reconciliation of contract liabilities with customers, included in accrued liabilities in our consolidated balance sheets, is presented below (in thousands):

	Balance at September 30, 2022	Consideration Received (Refunded)	Recognized in Revenue	Balance at September 30, 2023	Consideration Received	Recognized in Revenue	Balance at September 30, 2024
Ad revenue	$82	$451	$(484)	$49	$422	$(440)	$31
Expo revenue	8	574	(581)	1	519	(519)	1
Other (including franchise fees, see below)	144	(51)	(47)	46	26	(5)	67
	$234	$974	$(1,112)	$96	$967	$(964)	$99
Contract liabilities with customers are included in accrued liabilities as unearned revenues in our consolidated balance sheets (see also Note 5), while the revenues associated with these contract liabilities are included in other revenues in our consolidated statements of income.
On December 22, 2020, the Company signed a franchise development agreement with a group of private investors to open three Bombshells locations in San Antonio, Texas over a period of five years, and the right of first refusal for three more locations in Corpus Christi, New Braunfels, and San Marcos, all in Texas. Upon execution of the agreement, the Company collected $75,000 in development fees representing 100% of the initial franchise fee of the first restaurant and 50% of the initial franchise fee of the second restaurant. The first Bombshells franchised location opened in June 2022. On May 2, 2022, the Company signed a franchise development agreement with a private investor to open three Bombshells locations in the state of Alabama over a period of five years. Upon execution of the agreement, the Company received $50,000 in development fees representing 100% of the initial franchise fee of the first restaurant. In February 2023, the Company purchased the franchised Bombshells unit in San Antonio, Texas, and in September 2024, was sold back to members of the former franchisee group. See Note 14.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
4. Segment Information – continued
Below is the financial information related to the Company’s reportable segments (in thousands):

	2024	2023	2022
Revenues (from external customers)
Nightclubs	$243,864	$236,748	$206,251
Bombshells	50,578	55,723	59,925
Other	1,162	1,319	1,444
	$295,604	$293,790	$267,620

Income (loss) from operations
Nightclubs	$58,094	$73,187	$82,798
Bombshells	(10,646)	6,502	11,504
Other	(523)	(1,446)	57
Corporate	(28,120)	(26,759)	(22,900)
	$18,805	$51,484	$71,459

Capital expenditures
Nightclubs	$9,106	$11,840	$17,477
Bombshells	7,760	16,578	3,586
Other	6,250	8,400	841
Corporate	1,484	3,566	2,099
	$24,600	$40,384	$24,003

Depreciation and amortization
Nightclubs	$11,823	$10,871	$9,604
Bombshells	2,365	2,574	1,783
Other	43	495	85
Corporate	1,164	1,211	919
	$15,395	$15,151	$12,391

	September 30, 2024	September 30, 2023
Total assets
Nightclubs	$454,892	$483,563
Bombshells	79,091	85,215
Other	14,197	6,936
Corporate	36,184	35,170
	$584,364	$610,884
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs segment amounting to $18.8 million, $16.6 million, and $14.0 million for 2024, 2023, and 2022, respectively, and intercompany sales of Robust Energy Drink of Other segment amounting to $270,000, $254,000, and $261,000 for the same respective years. These intercompany revenue amounts are eliminated upon consolidation.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
4. Segment Information – continued
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
5. Selected Account Information
The components of receivables, net are as follows (in thousands):

	September 30,
	2024	2023
Credit card receivables	$2,056	$4,141
Income tax refundable	2,017	2,989
ATM-in-transit	877	1,675
Other (net of allowance for doubtful accounts of $42 and $62, respectively)	613	1,041
Total receivables, net	$5,563	$9,846
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.
The components of prepaid expenses and other current assets are as follows (in thousands):

	September 30,
	2024	2023
Prepaid insurance	$2,792	$375
Prepaid legal	177	184
Prepaid taxes and licenses	522	486
Prepaid rent	322	346
Other	614	552
Total prepaid expenses and other current assets	$4,427	$1,943

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
5. Selected Account Information - continued
The components of accrued liabilities are as follows (in thousands):

	September 30,
	2024	2023
Payroll and related costs	$4,676	$4,412
Property taxes	3,347	3,086
Sales and liquor taxes	2,440	2,468
Insurance	2,390	9
Interest	568	654
Patron tax	1,024	914
Lawsuit settlement	1,985	2,448
Construction in progress	1,012	—
Unearned revenues	99	96
Other	2,739	1,964
Total accrued liabilities	$20,280	$16,051
The components of selling, general and administrative expenses are as follows (in thousands):

	2024	2023	2022
Taxes and permits	$16,177	$11,966	$9,468
Advertising and marketing	12,461	11,928	9,860
Supplies and services	10,896	10,724	8,614
Insurance	13,059	10,268	10,152
Lease	7,099	7,206	6,706
Legal	4,155	3,742	1,995
Utilities	6,075	5,760	4,585
Charge cards fees	6,968	7,090	6,292
Security	5,080	5,618	4,404
Accounting and professional fees	4,260	4,286	3,909
Repairs and maintenance	4,690	4,924	3,754
Stock-based compensation	1,882	2,588	2,353
Other	6,870	6,924	6,755
Total selling, general and administrative expenses	$99,672	$93,024	$78,847
The components of impairments and other charges, net are as follows (in thousands):

	2024	2023	2022
Impairment of assets	$38,517	$12,629	$1,888
Settlement of lawsuits	520	3,759	1,417
Gain on sale of businesses and assets	(2,140)	(682)	(2,375)
Gain on insurance	(327)	(77)	(463)
Total impairments and other charges, net	$36,570	$15,629	$467

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30,
	2024	2023
Land	$95,539	$95,018
Buildings and improvements	224,439	210,579
Equipment	51,075	49,632
Furniture	15,285	13,959
Total property and equipment	386,338	369,188
Less accumulated depreciation and impairment	(106,263)	(86,483)
Property and equipment, net	$280,075	$282,705
Included in buildings and leasehold improvements above are construction-in-progress amounting to $15.0 million and $7.7 million as of September 30, 2024, and 2023, respectively, which are mostly related to Bombshells development projects.
Depreciation expense was approximately $12.9 million, $11.6 million, and $10.3 million for fiscal years 2024, 2023, and 2022, respectively. Impairment loss for property and equipment, including those later reclassified to assets held for sale, was $10.6 million, $58,000, and $1.0 million for fiscal 2024, 2023, and 2022, respectively.
7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30,
	2024	2023
Indefinite useful lives:
Goodwill	$61,911	$70,772
Licenses	124,492	135,735
Tradename and domain name	19,118	19,811
	205,521	226,318

	Amortization Period
Definite useful lives:
Discounted leases	Lease term	63	811
Non-compete agreements	5 years	—	3
Software	5 years	40	55
Licenses	Lease term	19,732	22,597
Leases acquired in-place	Lease term	16	133
		19,851	23,599
Total goodwill and other intangible assets		$225,372	$249,917

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
7. Goodwill and Other Intangible Assets - continued
Substantially all of our goodwill and other intangible assets belong to our Nightclubs segment.

	2024			2023
	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill
Beginning balance	$23,599	$155,546	$70,772	$26,935	$117,114	$67,767
Acquisitions	23	—	—	2,005	43,948	7,244
Impairment	(590)	(11,936)	(8,861)	(1,813)	(5,516)	(4,239)
Dispositions	(687)	—	—	—	—	—
Amortization	(2,494)	—	—	(3,528)	—	—
Ending balance	$19,851	$143,610	$61,911	$23,599	$155,546	$70,772
Definite-lived intangible assets consist of the following (in thousands):

	September 30,
	2024	2023
Licenses	$27,725	$27,725
Software	2,355	2,332
Leases acquired in-place	826	826
Discounted leases	297	1,076
Non-compete agreements	1,100	1,100
Distribution agreements	317	317
Total definite-lived intangibles	32,620	33,376
Less accumulated amortization and impairment	(12,769)	(9,777)
Definite-lived intangibles, net	$19,851	$23,599
As of September 30, 2024 and 2023, the accumulated impairment balance of indefinite-lived intangibles was $28.8 million and $16.9 million, respectively, while the accumulated impairment balance of goodwill was $34.3 million and $25.4 million, respectively. As of September 30, 2024 and 2023, the gross amount of goodwill amounted to $96.2 million and $96.2 million, respectively. Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2024 is: 2025 - $2.3 million; 2026 - $2.3 million; 2027 - $2.2 million; 2028 - $1.5 million; 2029 - $1.5 million; and thereafter - $10.2 million.
Indefinite-lived intangible assets consist of SOB licenses, liquor licenses, and tradenames, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. We considered certain licenses that are associated with leased locations as definite-lived. The discounted cash flow of the income approach method was used in calculating the value of these licenses in a business combination, while the relief-from-royalty method was used in calculating the value of tradenames. During the fiscal year ended September 30, 2024, the Company recognized a $11.8 million impairment related to the SOB licenses of seven clubs, a $8.9 million impairment related to goodwill of four reporting units, and a $693,000 impairment related to tradename of one club. During the fiscal year ended September 30, 2023, the Company recognized a $6.5 million impairment related to the SOB licenses of eight club and a $4.2 million impairment related to goodwill of four reporting unit. During the fiscal year ended September 30, 2022, the Company recognized a $293,000 impairment related to one club's SOB licenses and a $566,000 impairment related to the goodwill of one reporting unit.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt
Debt consisted of the following (in thousands):

		September 30,
		2024	2023
Note payable at 8%, matures October 2027, as amended	(b)(1)(5)	3,025	3,025
Note payable at 8%, matures May 2029	(b)(1)	7,846	9,180
Note payable at 5.99%, matures September 2033, as amended	(c) (2)	4,950	5,351
Note payable at 5.49%, paid in June 2024	(c)(3)	—	1,937
Note payable at 5.25%, matures September 2031	*(a)(4)	84,506	87,937
Notes payable at 12%, matures October 2026, as amended	(d)(6)(25)	9,100	9,500
Notes payable at 12%, matures November 2027, as amended	(d)(6)(25)	3,160	3,331
Notes payable at 12%, matures November 2027, as amended	(d)(6)(25)	3,160	3,331
Note payable at 5.25%, matures October 2031	(a)(7)	1,099	1,136
Note payable at 6%, matures October 2031	(b)(7)	8,545	9,459
Note payable at 6% matures October 2041	(b)(7)	7,381	7,611
Note payable at 6% matures October 2041	(b)(7)	921	950
Note payable at 4% matures November 2028	(b)(8)	628	764
Note payable at 5.25% matures January 2032	*(a)(9)	15,978	16,622
Note payable at 4.25% matures February 2043	*(a)(10)	2,493	2,583
Note payable at 10% matures September 2026	(b)(11)	3,534	5,501
Note payable at 10% matures May 2032	(b)(11)	5,000	5,000
Note payable at 5%, paid in November 2023	*(a)(12)	—	2,195
Note payable at 6% matures July 2029	(b)(13)	589	690
Note payable at 6% matures July 2032	(b)(14)	8,314	9,119
Note payable at 6% matures August 2032	(a)(14)	4,191	4,592
Note payable at 7.79% matures August 2039, as amended	*(a)(15)	1,571	1,575
Note payable at 4.79% matures October 2042	(c)(16)	2,644	2,731
Note payable initially at 6% matures October 2024	*(a)(17)	2,247	2,259
Note payable at 6% matures October 2037	(a)(18)	4,478	4,708
Note payable initially at 7.79% matures August 2039, as amended	*(a)(19)	1,495	1,500
Note payable at 6.67% matures January 2028	*(a)(20)	3,250	3,302
Notes payable at 7%, forgiven in September 2024	(b)(21)	—	1,801
Notes payable at 7% matures March 2033	(a)(b)(23)	22,712	24,603
Note payable initially at 8.75% matures March 2025	(d)(22)	2,900	7,500
Note payable initially at 7.12% matures June 2028	*(a)(24)	2,833	2,874
Note payable at 8.50% matures November 2033	(a)(26)	2,657	—
Note payable at 8.25% matures April 2034	(a)(27)	19,847	—
Total debt		241,054	242,667
Less unamortized debt discount and issuance costs		(2,857)	(2,916)
Less current portion		(18,871)	(22,843)
Total long-term portion of debt, net		$219,326	$216,908
*These commercial bank debts are guaranteed by the Company’s CEO. See Note 16.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt - continued
Following is a summary of long-term debt at September 30 (in thousands):

	2024	2023
(a) Secured by real estate	$151,098	$136,107
(b) Secured by stock in subsidiary	64,042	72,879
(c) Secured by other assets	7,594	10,019
(d) Unsecured	18,320	23,662
	$241,054	$242,667
(1)On May 8, 2017, in relation to the Scarlett’s acquisition, the Company executed two promissory notes with the sellers: (i) a 5% short-term note for $5.0 million payable in lump sum after six months from closing date and (ii) a 12-year amortizing 8% note for $15.6 million. The 12-year note is payable $168,343 per month, including interest. The Company has amended the $5.0 million short-term note payable several times, which has a remaining balance of $3.0 million, extending the maturity date and increasing the interest rate. Presently, the maturity date is October 1, 2027 and the interest rate is 8% for its remaining term.
(2)On December 7, 2017, the Company borrowed $7.1 million from a lender to purchase an aircraft at 5.99% interest. The transaction was partly funded by trading in an aircraft that the Company owned with a carrying value of $3.4 million, with an assumption of the old aircraft’s note payable liability of $2.0 million. The aircraft note is payable in 15 years with monthly payments of $59,869, which includes interest. In March 2020, this loan was extended to September 2033.
(3)On December 11, 2018, the Company purchased an aircraft for $2.8 million with a $554,000 down payment and financed for the remaining $2.2 million with a 5.49% promissory note payable in 20 years with monthly payments of $15,118, including interest. Certain principal and interest payments during the quarter ended June 30, 2020 were deferred until maturity date. This promissory note was fully paid in June 2024 upon sale of the aircraft (see Note 14).
(4)    On September 30, 2021, we entered into a $99.1 million term loan refinancing $85.7 million of existing bank and seller-financed real estate debt and to provide $12.3 million in cash that will be used to pay off existing high-interest unsecured debt (“September 2021 Refinancing Note”), enabling those creditors to provide financing for the acquisition of 11 clubs and related real estate (see Note 14). The $99.1 million note has a term of 10 years with an initial interest rate of 5.25% per annum for the first five years, then adjusted to a rate equal to the then weekly average yield of U.S. Treasury Securities plus 350 basis points, with a floor rate of 5.25%. The note is payable in monthly payments of principal and interest of $668,051, based on a 20-year amortization period, with the balance paid at maturity. In connection with the transaction, we wrote off to interest expense approximately $103,000 of unamortized debt issuance costs related to the paid-off debts. We also paid approximately $1.0 million in loan costs, approximately $567,000 of which is capitalized and will be amortized together with the remaining unamortized debt issuance costs of some of the existing refinanced debts for the term of the new note using the effective interest method. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(5)    On October 12, 2021, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition in May 2017, which had a balance of $3.0 million as of the amendment date, extending the maturity date to October 1, 2027. The amendment did not have an impact in the Company’s results of operations and cash flows.
(6)    On October 12, 2021, we closed on a debt financing transaction with 28 investors for unsecured promissory notes with a total principal amount of $17.0 million, all of which bear interest at a rate of 12% per annum. Of this amount, $9.5 million are promissory notes, payable interest only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2024. The remaining amount of the financing is $7.5 million in promissory notes, payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on October 12, 2024. Included in the $17.0 million borrowing are two notes for $500,000 and $150,000 borrowed from related parties (see Note 16) and two notes for $500,000 and $300,000 borrowed from two non-officer employees

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt - continued
in which the terms of the notes are the same as the rest of the lender group. See the October 25, 2023 extension of the term of the promissory notes, below.
(7) On October 18, 2021, in relation to an acquisition (see Note 14), the Company executed four seller-financed promissory notes. The first promissory note was a 10-year $11.0 million 6% note payable in 120 equal monthly payments of $122,123 in principal and interest. The second promissory note was a 20-year $8.0 million 6% note payable in 240 equal monthly payments of $57,314 in principal and interest. The third promissory note was a 10-year $1.2 million 5.25% note payable in monthly payments of $8,086 in principal and interest based on a 20-year amortization period, with the balance payable at maturity date. The fourth note was a 20-year $1.0 million 6% note payable in 240 equal monthly payments of $7,215 in principal and interest.
(8) On November 8, 2021, in relation to an acquisition (see Note 14), the Company executed a $1.0 million 7-year promissory note with an interest rate of 4.0% per annum. The note is payable $13,669 per month, including principal and interest.
(9) On January 25, 2022, the Company borrowed $18.7 million from a bank lender for working capital purposes by executing a 10-year promissory note with an initial interest rate of 5.25% per annum to be adjusted after five years to a rate equal to the weekly average yield on U.S. Treasury securities plus 3.98% with a floor of 5.25%. The note is payable in monthly payments of $126,265 in principal and interest to be adjusted after five years. The promissory note is secured by eleven real estate properties and is personally guaranteed by the Company CEO, Eric Langan (see Note 17). After the 10-year term, the remaining balance of principal and interest are payable at maturity date. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(10) On March 1, 2022, the Company borrowed $2.6 million from a bank lender in relation to a purchase of real estate (see Note 14). The 21-year promissory note has an initial interest rate of 4.25% per annum, repriced after five years and then again annually to prime plus 1% with a floor rate of 4.25%. The note is payable interest only during the first 12 months; then the next 48 months with $16,338 equal monthly payments of principal and interest; then the next 191 months at an equal monthly payment based on a 20-year amortization; with the balance of principal and interest payable at the 252nd month.
(11) On May 2, 2022, in relation to a club acquisition (see Note 14), the Company executed two seller-financed notes totaling $11.0 million, comprised of (1) $6.0 million under a 10% three-year promissory note payable in 35 equal monthly payments of $79,290 in principal and interest based on a ten-year amortization schedule, with a balloon payment for the remaining principal plus accrued interest due at maturity and (2) $5.0 million under a 10% ten-year interest-only promissory note payable in 119 equal monthly payments of $41,667 in interest, with a balloon payment of the total $5.0 million in principal plus accrued interest due at maturity.
(12) On May 23, 2022, the Company borrowed $2.2 million from a bank lender in relation to a purchase of real estate (see Note 14). The 18-month promissory note has an initial interest rate of 4.5% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 1% with a floor of 4.5%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid loan costs amounting to $25,000 for this note. This promissory note was fully paid in connection with a construction loan entered into in November 2023.
(13) On July 21, 2022, the Company executed an $800,000 6% seller-financed promissory note in relation to an acquisition of a club in Odessa, Texas (see Note 14). The promissory note matures in July 2029 and is payable in 84 equal monthly installments of $11,687 of principal and interest.
(14) On July 27, 2022, in relation to an acquisition of a club in Hallandale Beach, Florida (see Note 15), the Company executed two seller-financed promissory notes: (1) $10.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $111,020 in principal and interest, and (2) $5.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $55,510 in principal and interest.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt - continued
(15) On August 18, 2022, in relation to a purchase of real estate for a future Bombshells location amounting to $2.1 million (see Note 15), the Company borrowed $1.6 million from a bank lender. The 5.25% mortgage note is payable interest-only for eleven months and on its August 18, 2023 maturity date payable with the entire principal balance plus accrued interest. This note has been amended in August 2024 to an amortizing 7.79% note with monthly installments of $14,959 of principal and interest and maturing in August 2039. The fixed 7.79% interest for the first five years will then be adjusted annually to Wall Street Journal prime plus 0.25%. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(16) On September 23, 2022, in connection with the purchase of an aircraft worth $3.5 million (see Note 14), the Company entered into a financing transaction for $2.8 million. The financing agreement bears an interest of 4.79% per annum and payable in 240 monthly installments of principal and interest amounting to $18,298.
(17)    On October 10, 2022, in relation to a real estate purchase (see Note 15), the Company borrowed $2.3 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid approximately $26,000 in debt issuance cost at closing. This promissory note is secured by the purchased real estate property.
(18)    On October 26, 2022, in relation to a club acquisition (see Note 14), the Company executed a promissory note for $5.0 million with the seller. The 6% 15-year promissory note is payable in 180 equal monthly payments of $42,193 in principal and interest. This promissory note is secured by the purchased real estate property.
(19)    On November 18, 2022, in relation to a real estate purchase on September 12, 2022 (see Note 14), the Company borrowed $1.5 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. This promissory note is secured by the purchased real estate property. This note has been amended in August 2024 to an amortizing 7.79% note with monthly installments of $14,248 of principal and interest and maturing in August 2039. The fixed 7.79% interest for the first five years will then be adjusted annually to Wall Street Journal prime plus 0.25%. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(20)    On December 20, 2022, the Company executed a promissory note for $3.3 million with a bank lender in relation to a purchase of a food hall property (see Note 14). The 6.67% five-year promissory note is payable in 59 equal monthly installments of $22,805 in principal and interest, with the balance of principal and accrued interest payable at maturity. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(21)    On February 7, 2023, in relation to the acquisition of a franchised Bombshells location in San Antonio, Texas (see Note 14), the Company entered into six separate seller-financing promissory notes totaling $2.0 million. Each of the promissory notes has an interest rate of 7% per annum, has a term of 24 months, and is payable in monthly installments totaling $39,602 of principal and interest for the first 23 months based on a 60-month amortization schedule with the remaining unpaid principal and interest paid at maturity. These promissory notes were forgiven as part of the sale of Bombshells San Antonio (see Note 14).
(22)    On March 9, 2023, the Company closed a $10.0 million line-of-credit facility with a lender bank evidenced by a revolving promissory note, with an initial draw of $10.0 million at closing. The facility has an initial term of 24 months with a variable interest rate equal to the Wall Street Journal prime rate plus 1%. On such date that the principal balance is repaid to an amount less than $5.0 million, the facility's revolver feature is activated where the Company may draw from the remaining availability up to a maximum of $5.0 million. The Company shall also pay a non-usage fee of 0.5% based on the amount by which the average outstanding balance for the prior twelve months was less than $3.0 million or the amount by which the total aggregate advances during the prior twelve months totaled less than $3.0 million. The Company paid $115,000 in debt issuance costs, which is recorded as deferred charges to be amortized on a straight-line basis over 24 months. There are certain financial covenants with which the Company is to be in compliance related to this loan, including a compensating balance requirement of $3.0 million and a minimum

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt - continued
tangible net worth requirement of $20.0 million. The compensating balance requirement does not contractually or legally restrict the withdrawal or use of cash.
(23)    On March 16, 2023, in relation to the acquisition of five clubs with associated real estate, automated teller machines, and intellectual property (see Note 14), the Company executed nine secured promissory notes with a total principal amount of $25.5 million. Each of the nine promissory notes have an interest rate of 7% per annum with a term of 10 years, payable in arrears in 120 equal monthly payments of principal and interest amounting to $296,077 per month in the aggregate. The holder of the $5.0 million promissory note related to the real estate properties may call due from the Company a principal payment of $1.0 million once in every calendar year.
(24)    On June 18, 2023, in relation to a purchase of a retail parcel in a condominium property (see Note 14), the Company executed a promissory note for $2.9 million with a bank lender. The 7.12% five-year promissory note is payable in monthly installments of $20,654 in principal and interest, with the balance of principal and accrued interest payable at maturity. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(25)    On October 25, 2023, the Company entered into a debt modification transaction under which 26 investors holding a total principal amount of $15.7 million in unsecured promissory notes agreed to extend the maturity dates of such notes, with no other changes to the terms and conditions of the original promissory notes, which original promissory notes were issued in October 2021 and had original maturity dates in October 2024. The transaction was effected by the 26 investors returning for cancellation their original promissory notes, with us issuing new amended and restated promissory notes to such investors. The original promissory notes will be deemed cancelled as of the end of the day on October 31, 2023, and the new amended promissory notes will have an original issue date, and be deemed effective, as of November 1, 2023.
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
(26)    On November 17, 2023, the Company closed on a construction loan agreement with a bank lender for a total amount of $7.2 million bearing an interest rate of 8.5% per annum for the construction of a Bombshells restaurant in Rowlett, Texas. The promissory note is payable in 120 monthly payments, the first 18 months of which will be interest-only. The succeeding 101 monthly payments will be payable in equal installments of $63,022 in principal and interest, and the remaining balance in principal and accrued interest payable on the 120th month. There are certain financial covenants with which the Company is to be in compliance related to this loan.
(27) On April 30, 2024, the Company entered into a term loan with a bank lender for $20.0 million for additional working capital. The loan has a 10-year term and an interest rate of 8.25% per annum for the first five years, after which the interest rate is to be adjusted to a rate equal to the then weekly average yield on U.S. Treasury Securities plus 362 basis points, with a 6.5% floor. The promissory note is payable in equal monthly installments of $170,408 for principal and interest, based on a 20-year amortization period, during the first five years, after which the monthly payments shall adjust based on the new interest rate to continue until April 30, 2034, at which time the remaining principal amount and accrued interest shall be paid. The Company paid $356,000 in debt issuance costs at the time of closing. There are certain financial covenants with which the Company is to be in compliance with related to this loan, including a minimum tangible net worth requirement of $25.0 million.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Debt - continued
Future maturities of debt obligations as of September 30, 2024, consist of the following (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
2025	$14,264	$5,121	$19,385
2026	14,192	2,276	16,468
2027	14,461	9,100	23,561
2028	14,812	13,636	28,448
2029	14,836	—	14,836
Thereafter	52,452	85,904	138,356
	$125,017	$116,037	$241,054
9. Income Taxes
Income tax expense consisted of the following (in thousands):

	2024	2023	2022
Current
Federal	$4,570	$6,506	$8,335
State and local	1,470	2,121	2,656
Total current income tax expense	6,040	8,627	10,991

Deferred
Federal	(5,522)	(1,294)	2,080
State and local	(928)	(487)	1,000
Total deferred income tax expense (benefit)	(6,450)	(1,781)	3,080

Total income tax expense (benefit)	$(410)	$6,846	$14,071
The Company and its subsidiaries do not operate in tax jurisdictions outside of the United States.
Income tax expense (benefit) differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate to earnings before income taxes for the years ended September 30 as a result of the following (in thousands):

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Federal statutory income tax expense	$547	21.0%	$7,549	21.0%	$12,628	21.0%
State income taxes, net of federal benefit	223	8.6%	1,620	4.5%	1,801	3.0%
Permanent differences	487	18.7%	605	1.7%	96	0.2%
Change in tax rates	(109)	(4.2)%	(255)	(0.7)%	896	1.5%
Change in valuation allowance	143	5.5%	(176)	(0.5)%	343	0.6%
Tax credits	(2,291)	(87.8)%	(2,131)	(5.9)%	(1,796)	(3.0)%
Other	590	22.6%	(366)	(1.0)%	103	0.2%
Total income tax expense (benefit)	$(410)	(15.7)%	$6,846	19.0%	$14,071	23.4%

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Income Taxes - continued
The effective income tax rate difference from the statutory federal corporate tax rate of 21% comes from offsetting impact of state income tax, net of federal benefit, changes in the deferred tax asset valuation allowance, and tax credits that are mostly FICA tip credits. The effective income tax rate for fiscal 2024 was also affected by the low pretax income that caused a high offsetting rate for tax credits, whose dollar value does not change based on pretax income.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$961	$827
Capital loss carryforwards	535	651
Right-of-use assets	2,096	946
Accrued expenses	733	748
Stock-based compensation	1,629	1,185
Other	27	123
Valuation allowance	(951)	(808)
	5,030	3,672
Deferred tax liabilities:
Intangibles	(19,557)	(21,468)
Property and equipment	(7,875)	(11,085)
Prepaid expenses	(291)	(262)
	(27,723)	(32,815)
	$(22,693)	$(29,143)
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
The full balance of uncertain tax positions, if recognized, would affect the Company’s annual effective tax rate, net of any federal tax benefits. As of September 30, 2024, and 2023, the Company does not have any uncertain tax position. The Company does not expect any changes that will significantly impact its uncertain tax positions within the next twelve months.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Income Taxes - continued
On March 27, 2020, former President Trump signed the CARES Act into law. As a result of this, additional avenues of relief were available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration. The CARES Act included, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program ("PPP"), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company submitted its application for a PPP loan and on May 8, 2020 received approval and funding for its restaurants, shared service entity and lounge. Ten of our restaurant subsidiaries received amounts ranging from $271,000 to $579,000 for an aggregate amount of $4.2 million; our shared-services subsidiary received $1.1 million; and one of our lounges received $124,000. None of our adult nightclub and other non-core business subsidiaries received funding under the PPP. The Company believes it used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company utilized all of the PPP funds and submitted its forgiveness applications. During fiscal 2022, we received 11 Notices of PPP Forgiveness Payment from the Small Business Administration out of the 12 of our PPP loans granted. All of the notices received forgave 100% of each of the 11 PPP loans totaling the amount of $5.3 million in principal and interest and were included in non-operating gains (losses), net in our consolidated statement of income for the fiscal year ended September 30, 2022. In November 2021, we received a partial forgiveness of the remaining $124,000 PPP loan for $85,000 in principal and interest. The remaining unforgiven portion of approximately $41,000 in principal was fully paid as debt plus accrued interest in fiscal 2022.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
10. Commitments and Contingencies - continued
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015, and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As of September 30, 2024, we had 1 remaining unresolved claim out of the original 71 claims.
Shareholder Derivative Action
On January 21, 2022, Shiva Stein and Kevin McCarty filed a shareholder derivative action in the Southern District of Texas, Houston Division against former director Nourdean Anakar, Yura Barabash, former director Steven L. Jenkins, Eric Langan, Luke Lirot, former CFO Phillip K. Marshall, Elaine J. Martin, Allan Priaulx, and Travis Reese as defendants, as well as against RCI Hospitality Holdings, Inc. as nominal defendant. The action, styled Stein v. Anakar, et al., No. 4:22-mc-00149 (S.D. Tex.), alleges claims for breach of fiduciary duty based on alleged dissemination of inaccurate information and failure to maintain internal controls. These allegations are substantively similar to claims asserted in a prior securities class action that was settled in August of 2022 and a prior derivative action that was dismissed in June of 2021. On July 24, 2023, the parties reached an agreement in principle to resolve the action. On October 10, 2023, the parties submitted an agreement to settle the action to the Court for the Court's preliminary approval. On July 19 2024, the Court approved the settlement. On July 30, 2024, the final order of settlement was entered by the Court. The case is now closed.
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
Settlement of lawsuits for the years ended September 30, 2024, 2023, and 2022 total $520,000, $3.8 million, and $1.4 million, respectively. As of September 30, 2024 and 2023, the Company has accrued $2.0 million and $2.4 million in accrued liabilities, respectively, related to settlement of lawsuits.
Leases
See Note 17 for lease commitments.
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
Stock-based compensation expense for fiscal 2024, 2023, and 2022, which is included in corporate segment selling, general and administrative expenses, amounted to $1.9 million, $2.6 million, and $2.4 million, respectively, with related tax benefit amounting to $444,000, $616,000, and $569,000, respectively. As of September 30, 2024, we had unrecognized compensation cost amounting to $2.6 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 1.4 years.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
11. Stock-based Compensation - continued
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter, provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not vested, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37. No stock options were exercised in fiscal 2024, 2023, and 2022.

The following table summarizes information about stock option activity during fiscal 2024 under the 2022 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2023	300,000	$100.00
Granted	—
Outstanding at September 30, 2024	300,000	$100.00	2.4	$—

Exercisable at September 30, 2024	180,000	$100.00	2.4	$—
12. Employee Retirement Plan
The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of up to 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $280,000, $287,000, and $258,000 for the years ended September 30, 2024, 2023, and 2022, respectively.
13. Insurance Recoveries
One of our clubs in Washington Park, Illinois, was temporarily closed due to a fire during the third quarter of 2019, and another club in Fort Worth, Texas, sustained weather-related damage toward the end of fiscal 2019. Both of these casualties received insurance recoveries in subsequent fiscal years. During the fourth quarter of 2022, one club in Sulphur, Louisiana, incurred damage from a hurricane. We also partially recovered and recognized a $327,000 gain related to a fire in one of our clubs in Fort Worth, Texas, during the fourth quarter of 2024. We wrote off the net carrying value of the assets destroyed in the said events and recorded corresponding recovery of losses or gains in as much as the insurers have paid us or where contingencies relating to the insurance claims have been resolved.
In relation to these casualty events, we recorded the following in our consolidated financial statements (in thousands):

	Included in	2024	2023	2022
Consolidated balance sheets (period end)
Insurance receivable	Receivables, net	$—	$—	$—

Consolidated statements of income – gain
Property	Impairments and other charges, net	$(327)	$(77)	$(463)

Consolidated statements of cash flows
Proceeds from business interruption insurance claims	Operating activity	$—	$—	$—
Proceeds from property insurance claims	Investing activity	$1,367	$86	$648

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
13. Insurance Recoveries – continued
The net property insurance gain/loss amount in fiscal 2024, 2023, and 2022 was net of assets written off and expenses amounting to $845,000, $9,000, and $0, respectively.
14. Acquisitions and Dispositions
2022 Acquisitions
Big Sky Clubs
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
During fiscal 2024, 2023, and 2022 (from the date of acquisition), the eleven acquired clubs contributed the following, which are included in our consolidated statements of income (in thousands):

	2024	2023	2022
Revenues	$39,383	$40,563	$35,437
Income from operations	$8,662	$11,372	$12,525
The following table presents the unaudited pro forma combined results of operations of the Company and the eleven acquired clubs and related assets as though the acquisition occurred at the beginning of fiscal 2021 (in thousands, except per share amounts and number of shares):

	2024	2023	2022
Pro forma revenues	$295,604	$293,790	$269,347
Pro forma net income attributable to RCIHH common stockholders	$3,011	$29,246	$45,623
Pro forma earnings per share - basic and diluted	$0.33	$3.13	$4.86

Pro forma weighted average number of common shares outstanding - basic and diluted	9,250,245	9,335,983	9,383,445
The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2021. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. Since we do not have a final valuation of the assets that we acquired yet, the unaudited pro forma financial information only includes preliminary adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma net income and pro forma earnings per share include the impact of acquisition-related expenses and interest expense related to the 28 private lender group notes and 4 seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2021. Pro forma weighted average number of common shares outstanding includes the impact of 500,000 shares of our common stock issued as partial consideration for the acquisition. Since the results of operations during fiscal 2024 and 2023 were subsequent to the fiscal year of acquisition and that those years fully include the results of operations of the eleven acquired clubs and related assets, the amounts presented for fiscal 2024 and 2023 above do not reflect any pro forma adjustments.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
14. Acquisitions and Dispositions - continued

The Mansion
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
J.W. Lee Property
On December 30, 2021, the Company acquired the real estate of one of its clubs in South Florida, which the Company previously leased, for $7.0 million in an all-cash purchase. At closing, the Company wrote off the balance of its operating lease right-of-use assets and corresponding operating lease liability related to the discontinued lease, both of which amounted to $5.9 million.
Stafford TX Property
On March 1, 2022, the Company acquired real estate in Stafford, Texas for $3.5 million for a future Bombshells location. The Company secured a $2.6 million loan in relation to the purchase. See Note 8.
Lubbock TX Club Property
On March 1, 2022, the Company acquired real estate in Lubbock, Texas for $400,000 to move one of our existing clubs due to eminent domain on the current location. See 2023 Disposition below.
Playmates Club
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
Rowlett TX Property
On May 23, 2022, the Company acquired real estate in Rowlett, Texas for $3.3 million for a future Bombshells location. The Company secured a $2.2 million loan in relation to the purchase. See Note 8.
Odessa TX Club
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
Cheetah Gentlemen's Club
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
On July 12, 2022, the Company received $6.0 million from the Philadelphia Regional Port Authority for one of the Company's rental properties, with a carrying value of $4.9 million, due to eminent domain. The Company paid the current lessee a termination fee of $250,000, which is included in impairments and other charges, net in our consolidated statement of income. The Company used $2.1 million of the proceeds to pay down a loan related to the property.
2023 Acquisitions
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
In connection with this acquisition, we incurred approximately $304,000 in acquisition-related expenses during 2023, which is included in selling, general and administrative expenses in our consolidated statement of income. During fiscal 2024 and 2023 (from the date of acquisition), the five acquired clubs contributed the following, which are included in our consolidated statements of income (in thousands):

	2024	2023
Revenues	$34,781	$16,132
Income from operations	$8,279	$4,827
The following table presents the unaudited pro forma combined results of operations of the Company and the five acquired clubs and related assets in the March 16, 2023 acquisition transaction above as though the acquisition occurred at the beginning of fiscal 2022 (in thousands, except per share amount and number of shares):

	2024	2023	2022
Pro forma revenues	$295,604	$306,729	$291,764
Pro forma net income attributable to RCIHH common stockholders	$3,011	$28,329	$51,198
Pro forma earnings per share - basic and diluted	$0.33	$3.01	$5.34

Pro forma weighted average number of common shares outstanding - basic and diluted	9,250,245	9,426,942	9,583,445
The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. The unaudited pro forma financial information includes adjustments related to changes in recognized expenses caused by the fair value of assets acquired, such as depreciation and amortization and related tax effects. Pro forma net income and pro forma earnings per share include the impact of acquisition-related expenses and interest expense related to the $10.0 million line-of-credit facility (see Note 8) and the nine seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2022. Pro forma weighted average number of common shares outstanding includes the impact of 200,000 shares of our common stock issued as partial consideration for the acquisition. Since the results of operations during fiscal 2024 were subsequent to the fiscal year of acquisition and that fiscal 2024 fully includes the results of operations of the five acquired clubs, the amounts presented for fiscal 2024 above do not reflect any pro forma adjustments.

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
•On August 3, 2023, the Company purchased real estate and office space in Central City, Colorado amounting to $2.9 million in cash to house administrative operations in the region.
2023 Dispositions
On November 4, 2022, the Company received $1.0 million from the Texas Department of Transportation for one of the Company's club properties in Lubbock, Texas due to eminent domain.
On June 29, 2023, the Company sold a property with a carrying value of $1.1 million for $1.5 million in cash. The Company used $904,000 of the proceeds to pay off a loan related to the property.
2024 Acquisitions
Non-Income-Producing Properties
•On October 24, 2023, the Company purchased an administrative building in Central City, Colorado for $1.0 million in cash.
•On October 24, 2023, the Company purchased a vacant lot in Central City, Colorado for $65,000 in cash.
2024 Dispositions
South Houston Property
On May 31, 2024, the Company sold parking lot properties with a combined carrying value of $74,000 related to a previously owned club in South Houston, Texas for $160,000 in cash. The Company paid approximately $9,500 in closing costs related to the transaction.
Airplane
On June 6, 2024, the Company sold an aircraft with a carrying value of approximately $2.0 million for $1.8 million in cash. The Company paid approximately $53,000 in closing costs related to the transaction. The proceeds of the sale were used to pay off related debt.
Bombshells San Antonio
Effective September 1, 2024, the Company sold Bombshells San Antonio to members of its former franchisee group for a noncash exchange of the Company's membership interest in the owner-subsidiary for the forgiveness of notes payable to the former franchisee group members. The transaction resulted in a $2.3 million gain, which is included in impairments and other charges, net in our consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
15. Quarterly Results of Operations (Unaudited)
The following tables summarize unaudited quarterly data for fiscal 2024, 2023, and 2022 (in thousands, except share and per share data):

	For the Three Months Ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Revenues	$73,907	$72,283	$76,180	$73,234
Income (loss) from operations(1)	$13,165	$4,657	$(2,536)	$3,519
Net income (loss) attributable to RCIHH stockholders(1)	$7,226	$774	$(5,233)	$244
Earnings (loss) per share(1)
Basic and diluted	$0.77	$0.08	$(0.56)	$0.03
Weighted average number of common shares outstanding
Basic and diluted	9,367,151	9,350,292	9,278,921	9,006,014
Dividends per share declared and paid	$0.06	$0.06	$0.06	$0.07

	For the Three Months Ended
	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Revenues(2)	$69,968	$71,517	$77,055	$75,250
Income from operations(2)	$16,898	$13,427	$15,515	$5,644
Net income attributable to RCIHH stockholders(2)	$10,238	$7,732	$9,085	$2,191
Earnings per share(2)
Basic and diluted	$1.11	$0.83	$0.96	$0.23
Weighted average number of common shares outstanding
Basic and diluted	9,230,258	9,265,781	9,430,225	9,417,166
Dividends per share declared and paid	$0.05	$0.06	$0.06	$0.06

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
15. Quarterly Results of Operations (Unaudited) – continued

	For the Three Months Ended
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Revenues(3)	$61,836	$63,692	$70,714	$71,378
Income from operations(3)	$15,911	$17,081	$20,507	$17,960
Net income attributable to RCIHH stockholders(3)	$10,575	$10,952	$13,902	$10,612
Earnings per share(3)
Basic and diluted	$1.12	$1.15	$1.48	$1.15
Weighted average number of common shares outstanding
Basic and diluted	9,407,519	9,489,085	9,389,675	9,249,864
Dividends per share declared and paid	$0.04	$0.05	$0.05	$0.05

(1)
Fiscal year 2024 results of operations were mainly impacted by $38.5 million in asset impairments ($8.0 million in the second quarter, $17.9 million in the third quarter, and $12.6 million in the fourth quarter). Quarterly effective income tax rate was 19.9%, 0.7%, 21.5%, and 145.1% from first to fourth quarter, respectively.

(2)
Fiscal year 2023 results of operations were mainly impacted by the six newly acquired clubs and the lower same-store sales. Net income attributable to RCIHH stockholders and earnings per share were impacted by $12.6 million in asset impairments ($662,000 in the second quarter, $2.6 million in the third quarter, and $9.3 million in the fourth quarter) and $3.8 million in lawsuit settlements ($3.1 million in the second quarter, $63,000 in the third quarter, and $576,000 in the fourth quarter). Quarterly effective income tax expense (benefit) rate was 22.8%, 21.8%, 20.1%, and (39.6)% from first to fourth quarter, respectively, including the impact of the release of a $176,000 deferred tax asset valuation allowance and the pretax loss in the fourth quarter.

(3)
Fiscal year 2022 results of operations were significantly higher than prior year due to the fifteen acquired clubs and one new Bombshells. Net income attributable to RCIHH stockholders and earnings per share were impacted by $1.9 million in asset impairments ($1.7 million in the third quarter and $166,000 in the fourth quarter) and $2.4 million gain on sale or disposition of businesses and assets ($342,000 in the first quarter, $58,000 in the second quarter, $266,000 in the third quarter, and $1.7 million in the fourth quarter). Quarterly effective income tax expense rate was 21.7%, 23.4%, 21.3%, and 27.5% from first to fourth quarter, respectively, including the impact of the $343,000 deferred tax asset valuation allowance in the fourth quarter.

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
16. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of September 30, 2024 and 2023 was $135.3 million and $119.2 million, respectively.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Related Party Transactions – continued
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $350,000 in fiscal 2024, $195,000 in fiscal 2023, and $207,000 in fiscal 2022. As of September 30, 2024 and 2023, we owed Nottingham Creations and Sherwood Forest $18,700 and $10,700, respectively, in unpaid billings.
TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2024, 2023, and 2022. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $16,491, $443,295, and $3,809 for the fiscal years 2024, 2023, and 2022, respectively. Amounts billed directly to the Company were approximately $3,160, $9,430, and $133,000 for the fiscal years 2024, 2023, and 2022, respectively. As of September 30, 2024 and 2023, the Company owed TW Mechanical approximately $0 and $0, respectively, in unpaid direct billings.
17. Leases
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
Future maturities of operating lease liabilities as of September 30, 2024 are as follows (in thousands):

	Principal Portion	Interest Portion	Total Payments
October 2024 - September 2025	$3,290	$1,790	$5,080
October 2025 - September 2026	3,572	1,591	5,163
October 2026 - September 2027	3,590	1,381	4,971
October 2027 - September 2028	3,047	1,187	4,234
October 2028 - September 2029	3,127	1,001	4,128
Thereafter	17,423	3,025	20,448
	$34,049	$9,975	$44,024

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
17. Leases – continued
Total lease expense under ASC 842 is included in selling, general and administrative expenses in our consolidated statement of income, except for sublease income which is included in other revenue, for the years ended September 30, 2024, 2023, and 2022 as follows (in thousands):

	2024	2023	2022
Operating lease expense – fixed payments	$5,029	$5,166	$4,738
Variable lease expense	1,707	1,629	1,397
Short-term equipment and other lease expense (includes $448, $357 and $258 recorded in advertising and marketing for fiscal 2024, 2023, and 2022, respectively, and $605, $557 and $435 recorded in repairs and maintenance, respectively; see Note 5)	1,416	1,325	1,264
Sublease income	—	—	(4)
Total lease expense, net	$8,152	$8,120	$7,395

Other information:
Operating cash outflows from operating leases	$8,154	$7,949	$7,200
Weighted average remaining lease term	9.4 years	10.5 years	11.0 years
Weighted average discount rate	5.7%	5.8%	5.6%
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
We recorded impairment charges of operating lease right-of-use assets amounting to $6.5 million, $1.0 million, and $0 during fiscal years 2024, 2023, and 2022, respectively.
We recorded third-party operating lease revenue under ASC 842 amounting to $1.7 million, $1.8 million, and $1.6 million for fiscal 2024, 2023, and 2022, respectively. Minimum future base rentals are as follows: $2.4 million for 2025, $1.6 million for 2026, $1.5 million for 2027, $1.4 million for 2028, $1.3 million for 2029, and $5.1 million thereafter.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements

18. Subsequent Events
Share Repurchase
Subsequent to September 30, 2023 through the filing date of this report, we purchased 55,000 shares of the Company's common stock at a cost of $2.6 million. These shares were subsequently retired.
Closure/Disposition of Bombshells Locations
In November 2024, the Company closed two underperforming Bombshells location in Spring, Texas, and in South Houston, Texas. The assets of these Bombshells locations were fully impaired as of September 30, 2024.
On November 14, 2024, the Company sold a Bombshells location in Austin, Texas, for $130,000, of which $70,000 was in cash at signing and $60,000 in a 6% promissory note maturing in a year. The Company assigned the lease on the property to the buyer at the date of closing.

RCI HOSPITALITY HOLDINGS, INC.
Schedule of Valuation and Qualifying Accounts
(Amounts in Thousands)

	Balance at beginning of year	Charged to costs and expenses(1)	Deductions(2)	Balance at end of year

Allowance for doubtful operating receivables

Fiscal 2022	$382	$191	$(543)	$30
Fiscal 2023	$30	$47	$(15)	$62
Fiscal 2024	$62	$60	$(80)	$42

Allowance for doubtful notes receivable

Fiscal 2022	$102	$753	$(855)	$—
Fiscal 2023	$—	$—	$—	$—
Fiscal 2024	$—	$—	$—	$—

Deferred tax asset valuation allowance(3)

Fiscal 2022	$641	$343	$—	$984
Fiscal 2023	$984	$(176)	$—	$808
Fiscal 2024	$808	$143	$—	$951

(1)	Charged to bad debts expense (under other selling, general and administrative expenses) in the consolidated statements of income.

(2)	Write off of gross amount against allowance.

(3)	Included in deferred tax liability, net in the consolidated balance sheets.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no disagreements with accountants on accounting and financial disclosure.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.
Due to material weaknesses in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses in internal control related to (1) ineffective design and operation of controls over certain information technology general controls ("ITGCs"), including program change management, user access, and vendor management controls; (2) ineffective design and operation of controls, which include management review controls, over the accounting for business combinations; and (3) ineffective design and operation of controls, which include management review controls, over the Company's assessments of potential impairment. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of inadequate IT controls over the review of user access and imprecise documentation of procedures related to program change management. Additionally, we rely upon a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain outsourced IT service providers could not provide System and Organization Controls ("SOC") reports for periods that closely align with our fiscal year end. Given that management did not effectively assess the design and operation of these outsourced IT service providers’ internal controls, some of our controls over IT systems and business processes were also deemed ineffective, but only to the extent that we rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies may have an impact on our financial statements, account balances, and disclosures. Based on our evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2024.
Following identification of these material weaknesses, and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended September 30, 2024. Based on these procedures, management believes that the consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.
The Company’s independent registered public accounting firm, Marcum LLP, has expressed an unqualified opinion on our consolidated financial statements and an adverse opinion on our internal control over financial reporting as of September 30, 2024, in the audit report that appears at the end of Part II of this Annual Report on Form 10-K.
Remediation Plan for Existing Material Weaknesses
Management is committed to the remediation of the material weaknesses described above.
Review of Accounting for Business Combinations
Controls will be added to both increase precision of management’s review of each component of business combinations, and if necessary, retain the services of a third-party consultant to assist in the valuation and accounting for intangible assets acquired in a business combination.
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
Information Technology General Controls
As a result of the material weakness, we have initiated and will continue to implement remediation measures to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) strengthening and enhancing the review and documentation procedures in our controls over user access review; (ii) defining and communicating clear and concise program change management policy and procedures; (iii) enhancing the reporting requirements of accounting system audit logs; (vi) continuous improvement over our ITGC controls related to third party applications; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the board of directors.
It is our belief that these added controls will effectively remediate the existing material weaknesses.
The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal 2025.

Changes in Internal Control Over Financial Reporting
Except for the remediation efforts as discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION.
Insider Trading Agreements
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading agreement," as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and Board of Directors of
RCI Hospitality Holdings, Inc.
Adverse Opinion on Internal Control over Financial Reporting
We have audited RCI Hospitality Holdings, Inc.’s (the "Company’s") internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management's Annual Report on Internal Control Over Financial Reporting:
•The Company had ineffective design and operation of controls over certain information technology general controls ("ITGCs"), including program change management, user access, and vendor management controls to ensure:
1)    For all in-scope systems, IT program and data changes affecting the Company’s financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate;
2)    For a certain three systems, appropriate restrictions that would adequately prevent users from gaining inappropriate access; and
3)    For three key service providers, SOC reports were obtained and reviewed.
As a result of the above deficiencies, automated process-level and manual controls, including the remaining ITGCs, that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective.
•Ineffective design and operation of controls, which include management review controls, over the accounting for business combinations.
•Ineffective design and operation of controls, which include management review controls, over the Company's assessments of potential impairment.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2024 consolidated financial statements and financial statement schedule, and this report does not affect our report dated December 16, 2024 on those consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of September 30, 2024 and 2023 and the related consolidated statements of income, changes in equity, and cash flows and the related financial statement schedule for each of the years in the two-year period ended September 30, 2024 of the Company and our report dated December 16, 2024 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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
December 16, 2024

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS AND EXECUTIVE OFFICERS
Our directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are appointed by the board of directors annually and serve at the discretion of the board of directors (subject to any existing employment agreements). There is no family relationship between or among any of our directors and executive officers. Our board of directors consists of six persons. The following table sets forth our directors and executive officers as of December 16, 2024:

Name	Age	Position
Eric S. Langan	56	Director, Chairman, Chief Executive Officer, President
Bradley Chhay	41	Chief Financial Officer
Travis Reese	55	Director and Executive Vice President
Luke Lirot	68	Director
Yura Barabash	50	Director
Elain J. Martin	68	Director
Arthur Allan Priaulx	84	Director
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
Yura Barabash became a director on September 19, 2017. Since October 2021, he has served as the Vice President of Business Development at AVI-SPL, the world's largest designer, integrator and provider of advanced audio-visual (AV) and collaboration solutions and services based in Florida. Mr. Barabash brings with him extensive corporate finance experience across various industries both domestically and internationally. He has played a key role in numerous equity and debt financings, as well as mergers and acquisitions in the United States, Latin America, China, and the European Union. From August 2019 to January 2021, Mr. Barabash was a Chief Operating Officer of Gingko Online Learning LLC, private online language learning company in Florida and a consultant to Chengdu Gingko Education Management, educational management company in Chengdu, China. From 2016 to June 2019, he was a Senior Vice President of Finance at Motorsport Network LLC (www.motorsportnetwork.com) in Miami, the largest motorsport digital media company in the world. Earlier in his career, Mr. Barabash held investment banking roles at Primary Capital, Rodman & Renshaw, and Merrill Lynch. He holds a B.A. from Sevastopol City University in Ukraine and a Master in International Affairs from Columbia University in New York City, and is fluent in Russian. Mr. Barabash recently completed the Cybersecurity Governance course at MIT Sloan and the Audit and Compensation Committees programs at Harvard Business School Executive Education.
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
COMMITTEES OF THE BOARD OF DIRECTORS
AUDIT COMMITTEE
We have an Audit Committee whose members are Yura Barabash, Elaine Martin, and Arthur Allan Priaulx. All members of the Audit Committee are independent directors. The purpose of the Audit Committee is to (i) oversee our accounting and financial reporting processes, our disclosure controls and procedures and system of internal controls and audits of our consolidated financial statements, (ii) oversee the relationship with our independent auditors, including appointing or changing our auditors and ensuring their independence, and (iii) provide oversight regarding significant financial matters. The Audit Committee meets privately with our Chief Financial Officer and with our independent registered public accounting firm and evaluates the responses by the Chief Financial Officer both to the facts presented and to the judgments made by our outside independent registered public accounting firm. Yura Barabash serves as the Audit Committee’s financial expert.
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
NOMINATING COMMITTEE
We have a Nominating Committee whose current members are Elaine Martin, Luke Lirot, Yura Barabash, and Arthur Allan Priaulx. In July 2004, the board unanimously adopted a Charter with regard to the process to be used for identifying and evaluating nominees for director. The Charter establishes the independence of our Nominating Committee and sets forth the scope of the Nominating Committee’s duties. NASDAQ Stock Market Rules require all members of the Nominating Committee to be independent. Pursuant to its Charter, the Committee has the power and authority to consider board nominees and proposals submitted by our stockholders and to establish any procedures, including procedures to facilitate stockholder communication with the board of directors, and to make any such disclosures required by applicable law in the course of exercising such authority. A copy of the Nominating Committee’s Charter can be found on our website at www.rcihospitality.com/investor.
COMPENSATION COMMITTEE
We have a Compensation Committee whose current members are Elaine Martin, Luke Lirot, Yura Barabash, and Arthur Allan Priaulx. In June 2014, the Compensation Committee adopted a Charter with regard to the Compensation Committee’s responsibilities, including evaluating, reviewing and determining the compensation of our Chief Executive Officer and other executive officers. A copy of the Compensation Committee’s Charter can be found on our website at www.rcihospitality.com/investor.

DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2024, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2024, except for a Form 4 for a single transaction that was not filed on a timely basis by Bradley Chhay, our Chief Financial Officer.
CODE OF ETHICS
We have adopted a code of ethics for our principal executive and senior financial officers, a copy of which can be found on our website at www.rcihospitality.com.
INSIDER TRADING POLICIES
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of RCI Hospitality Holdings, Inc.’s directors, officers and employees, and also applies to other key employees of subsidiaries of RCI Hospitality Holdings, Inc., as determined by our Chief Compliance Officer. We do not presently have written procedures for the repurchase of our securities. We believe that our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2024, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers” ("NEOs").
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
The Role of Shareholder Say-on-Pay Votes
At our annual meeting of shareholders held on August 28, 2024, approximately 92% of the shareholders who voted (including abstentions) on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement. Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.
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

SUMMARY COMPENSATION TABLE
The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2024, 2023, and 2022 of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Eric S. Langan	2024	1,700,000	—	—	129,649	1,829,649
President and Chief Executive	2023	1,700,000	—	—	167,388	1,867,388
Officer	2022	1,700,000	—	1,568,500	151,353	3,419,853

Bradley Chhay	2024	600,000	—	—	63,375	663,375
Chief Financial Officer	2023	472,789	—	—	61,676	534,465
	2022	428,077	—	1,568,500	77,374	2,073,951

Travis Reese	2024	466,635	—	—	48,227	514,862
Executive Vice President	2023	460,000	25,000	—	51,534	536,534
	2022	423,077	—	1,568,500	66,862	2,058,439
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
A table of All Other Compensation for fiscal 2024 for our named executive officers is presented below:

Name	SIMPLE IRA Matching Contribution ($)	Automobile Expenses ($)	Personal Use of Aircraft ($)	Tax Reimbursement ($)	Total All Other Compensation ($)
Eric S. Langan	19,385	27,408	71,523	11,333	129,649

Bradley Chhay	15,884	36,267	—	11,224	63,375

Travis Reese	14,133	24,400	3,302	6,392	48,227

CEO Pay Ratio
We reviewed a comparison of annual total compensation of our CEO to the annual compensation of our median employee who was selected from all employees who were employed (other than the CEO) during our fiscal year ended September 30, 2024.
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
The compensation for our CEO in fiscal 2024 of $1,829,649 was approximately 59 times the $30,890 compensation of our fiscal 2024 median employee.
Pay vs. Performance
We are providing the following information about the relationship between executive compensation actually paid and certain financial performance measures of the Company as required by Section 953(a) of the Dodd-Frank and Consumer Protection Act, and Item 402(v) of Regulation S-K for fiscal 2024, 2023, 2022, and 2021, as it relates to our principal executive officer ("PEO") and certain non-PEO NEOs.

					Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	RICK Total Shareholder Return	DJUSRU Total Shareholder Return	Net Income	Free Cash Flow
2024	$1,829,649	$1,669,815	$589,119	$429,285	$217.81	$146.72	$3,018,000	$48,421,000
2023	$1,867,388	$1,905,910	$535,500	$574,022	$296.39	$98.12	$29,100,000	$53,176,000
2022	$3,419,853	$3,329,003	$2,066,195	$1,975,345	$319.02	$129.93	$46,060,000	$58,911,000
2021	$1,545,218	$1,545,218	$504,181	$504,181	$336.19	$88.89	$30,150,000	$36,084,000
(1)    Non-PEO NEOs represent Bradley Chhay and Travis Reese for each of the fiscal years presented.
(2)    We selected the Dow Jones U.S. Restaurants & Bars Index as our peer group for the purpose of calculating comparable total shareholder return ("TSR"). Also refer to Item 5 of this report for our and our peer group's five-year TSR.
(3)    We selected free cash flow as our Company-selected measure for this purpose.

(4)    "Compensation Actually Paid" is computed in the table below, in accordance with Item 402(v) of Regulation S-K.

	2024		2023		2022		2021
	PEO	Average for Non-PEO NEOs	PEO	Average for Non-PEO NEOs	PEO	Average for Non-PEO NEOs	PEO	Average for Non-PEO NEOs
Summary Compensation Table total	$1,829,649	$589,119	$1,867,388	$535,500	$3,419,853	$2,066,195	$1,545,218	$504,181
Adjustments:
Deduct option awards granted during the year	—	—	—	—	(1,568,500)	(1,568,500)	—	—
Add fair value of options granted and vested at the same year	—	—	—	—	313,700	313,700	—	—
Add fair value of options granted during the year and remain unvested at year-end	—	—	—	—	1,163,950	1,163,950	—	—
Increase (decrease) for change in fair value from prior year-end to current year-end of options granted in prior year	(143,490)	(143,490)	(62,527)	(62,527)	—	—	—	—
Increase (decrease) for change in fair value from prior year-end to current year vesting date of options granted in prior year	(16,344)	(16,344)	101,049	101,049	—	—	—	—
Compensation Actually Paid	$1,669,815	$429,285	$1,905,910	$574,022	$3,329,003	$1,975,345	$1,545,218	$504,181
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
9/30/2024
PEO
Non-PEO NEOs
RICK TSR
DJUSRU TSR

Compensation Actually Paid vs. Net Income and Free Cash Flow
Millions
Compensation Actually Paid
$3.5
$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$-
$70
$60
$50
$40
$30
$20
$10
$-
Millions
Value of Net Income and Free Cash Flow
2021
2022
2023
2024
PEO
Non-PEO NEOs
Net Income
Free Cash Flow

GRANTS OF PLAN-BASED AWARDS
There were no grants of plan-based awards for fiscal 2024.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information with respect to outstanding stock options awards for each of our named executive officers as of September 30, 2024.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Eric S. Langan	2/9/2022	30,000	20,000	100.00	2/9/2027

Bradley Chhay	2/9/2022	30,000	20,000	100.00	2/9/2027

Travis Reese	2/9/2022	30,000	20,000	100.00	2/9/2027

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2024
There were no stock options exercised nor stock that vested during the fiscal year ended September 30, 2024.

DIRECTOR COMPENSATION
We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2024, and we paid our independent directors $50,000 in cash for the fiscal year. The Audit Committee chair received additional compensation of $10,000 in cash. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2024:

Name	Fees earned or paid in cash ($)
Luke C. Lirot	50,000
Yura Barabash	60,000
Elaine Martin	50,000
Arthur Allan Priaulx	50,000
Eric S. Langan	—
Travis Reese	—
EMPLOYMENT AGREEMENTS
On August 28, 2023, we entered into a new two-year employment agreement with Bradley Chhay, under which he receives an annual salary of $600,000. The term of the agreement commenced on August 28, 2023, and will end on August 31, 2025.
On September 5, 2024, we entered into new two-year employment agreements with Eric Langan, our Chief Executive Officer and President, and Travis Reese, our Executive Vice President and Secretary, which agreements were effective as of September 1, 2024. Under their respective new agreements, Mr. Reese’s annual salary increased to $575,000; and Mr. Langan’s annual salary is $1,700,000. The term of each of the agreements commenced on September 1, 2024, and will end on August 31, 2026.
Each of the employment agreements above provides for bonus eligibility, expense reimbursement, health benefits, participation in our benefit plans, use of a company-owned automobile, access to company-owned aircraft (subject to the terms and conditions of our corporate aircraft policy), and two weeks paid vacation annually. Under the terms of the new agreements, each executive is bound to a confidentiality provision and cannot compete with us for a period upon termination of the agreement. Further, in the event we terminate any such employee without cause or such employee terminates his employment because we reduce or fail to pay his compensation or materially change his responsibilities, such employee is entitled to receive in one lump sum payment the full remaining amount under the term of his employment agreement to which he would have been entitled had his agreement not been terminated.
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

Timing of Grants of Certain Equity Awards
We do not have any formal policies regarding the timing of awards of options in relation to the disclosure of material nonpublic information. Except for the options granted in February 2022, we had not awarded any stock-based compensation since fiscal 2014. If we grant additional options in the future, it is anticipated that the board and Compensation Committee will take material nonpublic information into account when determining the timing and terms of such an award, with the goal being to not grant such awards close in time to the release of any material nonpublic information. We have never timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information at December 13, 2024, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RCI Hospitality Holdings, Inc., 10737 Cutten Road, Houston, Texas 77066. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 8,900,000 shares of common stock outstanding at December 13, 2024. Generally, in computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deem outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 13, 2024 and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of December 13, 2024; we do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name/Address	Common Stock		Percent of Class (1)
Executive Officers and Directors

Eric S. Langan	733,000	(2)	8.21%

Bradley Chhay	33,607	(2)(3)	*

Yura Barabash	1,149		*

Travis Reese	42,671	(2)	*

Luke Lirot	518		*

Elaine Martin	11,158		*

Arthur Allan Priaulx	2,000		*

All of our Directors and Officers as a Group of seven persons	824,103		9.17%

Other > 5% Security Holders

BlackRock, Inc. (4)	633,098		7.11%

ADW Capital Partners, L.P. (5)	934,592		10.50%

The Vanguard Group - 23-1945930 (6)	492,823		5.54%

Progeny 3, Inc. (7)	460,968		5.18%
(1)These percentages exclude treasury shares in the calculation of percentage of class.
(2)Includes stock options that are currently exercisable into 30,000 shares of common stock.

(3)Number of shares is rounded to the nearest whole number. The actual amount is 33,606.681 shares.
(4)Based on the most recently available Schedule 13G filed with the SEC on January 26, 2024 by BlackRock Inc. BlackRock beneficially owned 633,098 shares, with sole voting power and sole dispositive power over all such shares. The address of BlackRock is 50 Hudson Yards, New York, New York 10001.
(5)Based on the most recently available Schedule 13G filed with the SEC on February 14, 2024 by ADW Capital Partners, L.P., ADW Capital Management, LLC and Adam D. Wyden. ADW Capital Management, LLC is the general partner and investment manager of ADW Capital Partners, L.P. Mr. Wyden is the sole manager of ADW Capital Management, LLC. ADW Capital Partners, L.P is the record and direct beneficial owner of 934,592 shares, with shared voting power and shared dispositive power over all such shares. The address of each of these reporting persons is 6431 Allison Road, Miami Beach, Florida 33141.
(6)Based on the most recently available Schedule 13G filed with the SEC on February 13, 2024 by The Vanguard Group - 23-1945930. The Vanguard Group - 23-1945930 beneficially owned an aggregate of 492,823 shares, with sole voting power over 0 shares, shared voting power over 15,450 shares, sole dispositive power over 468,833 shares and shared dispositive power over 23,990 shares. The address of Vanguard Group - 23-1945930 is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(7)Based on the most recently available Schedule 13G filed with the SEC on November 7, 2024 by Progeny 3, Inc. Progeny 3, Inc. beneficially owned 460,968 shares, with sole voting power and sole dispositive power over all such shares. Jon Hemingway controls Progeny 3, Inc. The address of Progeny 3, Inc. is 5209 Lake Washington Blvd NE, Suite 200, Kirkland, Washington 98033.

The Company is not aware of any arrangements that could result in a change in control of the Company.
The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. Three adult children of Mr. Langan are also employed by the Company in corporate shared services. Colby Langan, one of Eric Langan's adult children mentioned above, is currently the President of RCI Development Services, Inc., which manages strategy on the Company's new business ventures, and received $180,960, $184,068, and $138,762 in employment compensation during the fiscal year ended September 30, 2024, 2023, and 2022, respectively. Included also in the adult children mentioned above is Ashley Wilkins, Eric Langan's daughter, who works in the Treasury Department of the Company, and received $123,600 in employment compensation during the fiscal year ended September 30, 2024.
In October 2021, we borrowed $500,000 from Ed Anakar, President of RCI Management Services, Inc. and our Director of Operations and brother of former director Nourdean Anakar, and $150,000 from Allen Chhay, brother of Company CFO, Bradley Chhay, as part of a larger group of private lenders (see Note 8 to our consolidated financial statements). Their promissory notes bear interest at the rate of 12% per annum and mature in October 2024 and later extended to October 2026. The notes are payable in monthly installments of interest only with a balloon payment of all unpaid principal and interest due at maturity. The terms of the notes are the same as the rest of the lender group. Refer to Note 8 to our consolidated financial statements for the October 2023 extension of term of promissory notes.
We paid Ed Anakar employment compensation of $759,605, $718,539, and $720,492 during the fiscal years ended September 30, 2024, 2023, and 2022, respectively.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were approximately $350,000 in fiscal 2024, $195,000 in fiscal 2023, and $207,000 in fiscal 2022. As of September 30, 2024 and 2023, we owed Nottingham Creations and Sherwood Forest $18,700 and $10,700, respectively, in unpaid billings.
TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2024, 2023, and 2022. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $16,491, $443,295, and $3,809 for the fiscal years 2024, 2023, and 2022, respectively. Amounts billed directly to the Company were approximately $3,160, $9,430, and $133,000 for the fiscal years 2024, 2023, and 2022, respectively. As of September 30, 2024, and 2023, the Company owed TW Mechanical approximately $0 and $0, respectively, in unpaid direct billings.
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
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by Marcum LLP and Friedman LLP for the fiscal 2024 and 2023.

	Marcum 2024	Marcum 2023	Friedman 2023
Audit fees	$1,313,698	$659,789	$523,017
Audit-related fees	20,600	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total	$1,334,298	$659,789	$523,017
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
“Audit-related fees” include professional services in relation to review of our franchise disclosure document.
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

Merger of Marcum LLP with CBIZ, Inc.
On July 30, 2024, CBIZ, Inc. entered into an agreement and plan of merger with Marcum LLP with an anticipated close date of November 1, 2024.
On August 15, 2024, Marcum LLP informed the Company that it would not be independent with respect to the completion of the fiscal year ended September 30, 2024, integrated audit as a result of internal audit services that were performed by CBIZ, Inc. during the period under audit. For the following reasons, the Audit Committee of the Board of Directors of the Company and Marcum have each concluded, and are of the view that a reasonable investor with knowledge of all relevant facts and circumstances would conclude, that the provision of these services did not impair Marcum LLP’s objectivity and impartiality with respect to Marcum LLP’s integrated audit of the Company’s financial statements and internal controls over financial reporting:
1.Majority of the CBIZ, Inc. services were performed prior to July 31, 2024, when the proposed transaction between CBIZ, Inc. and Marcum LLP was publicly announced. The audit engagement team was not aware of this proposed transaction prior to July 31, 2024. CBIZ, Inc. services did not involve decision making and supervisory responsibilities over and on behalf of the Company management.
2.The Company terminated CBIZ, Inc.’s engagement promptly after the merger announcement and hired an unrelated third party to reperform all the work performed by CBIZ, Inc. in relation to the fiscal year ending September 30, 2024.
3.Marcum audit planning and procedures did not rely upon any testing performed by CBIZ, Inc.
4.After Marcum LLP’s expected merger with CBIZ, Inc., no personnel from CBIZ, Inc. who worked on the Company’s engagement will be part of the audit team or have any involvement in the audit.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $99,145,838.22 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

4.2	10-Year Secured Promissory Note for $11,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.3	20-Year Secured Promissory Note for $8,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.4	10-Year Promissory Note for $1,200,000 by RCI Holdings, Inc. to 3480 South Galena, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.5	IP Promissory Note for $1,000,000 by Big Sky Hospitality Holdings, Inc. to Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.6	Promissory Note for $18,740,000 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

4.7	Revolving Promissory Note for $10,000,000 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

4.8	Form of Promissory Note dated March 16, 2023 (in connection with Baby Dolls/Chicas Locas acquisition transaction) (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

4.9	Promissory Note (Real Estate) with Duncan Burch dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

4.10	Amended and Restated 12% Unsecured Promissory Note (form of interest-only version of the note) (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2023) *

4.11	Amended and Restated 12% Unsecured Promissory Note (form of amortizing payment schedule version of the note) (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2023) *

4.12	Promissory Note for $20,000,000 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on May 3, 2024) *

4.13	The description of our common stock (Incorporated by reference from Form 10-K filed with the SEC on December 14, 2020) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on September 5, 2024) *

10.2	Employment Agreement with Bradley Chhay (Incorporated by reference from Form 8-K filed with the SEC on August 30, 2023) *

10.3	Employment Agreement with Travis Reese (Incorporated by reference from Form 8-K filed with the SEC on September 5, 2024) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.7	Guaranty by RCI Hospitality Holdings, Inc. in favor of Family Dog (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.8	Guaranty by RCI Hospitality Holdings, Inc. in favor of 3480 South Galena LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.9	Guaranty by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.10	Lock-Up Agreement between RCI Hospitality Holdings, Inc. and Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.11	Lock-Up Agreement by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.12	Loan Agreement between RCI Holdings, Inc. and Centennial Bank dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.13	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.14	Absolute Unconditional and Continuing Guaranty of Eric S. Langan dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.15	Asset Purchase Agreement with TTNA, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.16	Asset Purchase Agreement with DB Entertainment, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.17	Asset Purchase Agreement with Duncan Burch, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.18	Asset Purchase Agreement with Millennium Restaurants Group, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.19	Asset Purchase Agreement with T&N, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.20	Intellectual Property Purchase Agreement with HQ Real Estate Management LLC dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.21	Intellectual Property Purchase Agreement with ERAF, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.22	Asset Purchase Agreement with ECAL-D&D, Inc. dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.23	Purchase and Sale Agreement with Duncan Burch dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.24	Cooperation Agreement dated December 12, 2022 (Incorporated by reference from Form 8-K filed with the SEC on December 15, 2022) *

10.25	Amendment to Asset Purchase Agreement with TTNA, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.26	Amendment to Asset Purchase Agreement with DB Entertainment, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.27	Amendment to Asset Purchase Agreement with Duncan Burch, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.28	Amendment to Asset Purchase Agreement with Millennium Restaurants Group, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.29	Second Amendment to Asset Purchase Agreement with T AND N, INCORPORATED dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.30	Amendment to Intellectual Property Purchase Agreement with HQ Real Estate Management LLC dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.31	Amendment to Intellectual Property Purchase Agreement with ERAF, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.32	Amendment to Asset Purchase Agreement with ECAL-D&D, Inc. dated January 25, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.33	Amendment to Purchaser and Sale Agreement with Duncan Burch dated January 26, 2023 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2023) *

10.34	Second Amendment to Asset Purchase Agreement with TTNA, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.35	Second Amendment to Asset Purchase Agreement with DB Entertainment, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.36	Second Amendment to Asset Purchase Agreement with Duncan Burch, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.37	Second Amendment to Asset Purchase Agreement with Millennium Restaurants Group, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.38	Third Amendment to Asset Purchase Agreement with T AND N, INCORPORATED dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.39
Second Amendment to Intellectual Property Purchase Agreement with HQ Real Estate Management LLC dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.40	Second Amendment to Intellectual Property Purchase Agreement with ERAF, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.41	Second Amendment to Asset Purchase Agreement with ECAL-D&D, Inc. dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.42	Second Amendment to Purchase and Sale Agreement with Duncan Burch dated February 27, 2023 (Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023) *

10.43	Loan Agreement with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

10.44	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

10.45	Absolute Unconditional and Continuing Guaranty of Eric Langan (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

10.46	Form of Absolute Unconditional and Continuing Guaranty of Burch Management Company, Inc. dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.47	Form of Absolute Unconditional and Continuing Guaranty of BD Hospitality Acquisition, Inc. dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.48	Lock-Up Agreement with Duncan Burch dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.49	Non-Competition Agreement with Duncan Burch dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.50	Loan Agreement between RCI Holdings, Inc. and Centennial Bank dated April 30, 2024 (Incorporated by reference from Form 8-K filed with the SEC on May 3, 2024) *

10.51	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. dated April 30, 2024 (Incorporated by reference from Form 8-K filed with the SEC on May 3, 2024) *

10.52	Absolute Unconditional and Continuing Guaranty of Eric S. Langan dated April 30, 2024 (Incorporated by reference from Form 8-K filed with the SEC on May 3, 2024) *

19.1	Policy on Insider Trading

21.1	Subsidiaries

23.1	Consent of Marcum LLP

23.2	Consent of Friedman LLP

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation (Incorporated by reference from Form 10-K filed with the SEC on December 14, 2023) *

101
The following financial information from RCI Hospitality Holdings, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Incorporated by reference from our previous filings with the SEC.
Item 16. FORM 10-K SUMMARY.
None.

SIGNATURES
In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 16, 2024.

RCI Hospitality Holdings, Inc.

By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director, Chief Executive Officer, and President	December 16, 2024

/s/ Bradley Chhay
Bradley Chhay	Chief Financial Officer and Principal Accounting Officer	December 16, 2024

/s/ Travis Reese
Travis Reese	Director and Executive Vice President	December 16, 2024

/s/ Yura Barabash
Yura Barabash	Director	December 16, 2024

/s/ Luke Lirot
Luke Lirot	Director	December 16, 2024

/s/ Elaine Martin
Elaine Martin	Director	December 16, 2024

Arthur Allan Priaulx	Director