Form 10-Q
period 2024-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2025-02-10
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 7, 2025, 8,866,875 shares of the registrant’s common stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including, without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with (i) operating and managing an adult business, (ii) the business climates in cities where we operate, (iii) the success or lack thereof in launching and building our businesses, (iv) cyber security, (v) conditions relevant to real estate transactions, and (vi) numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	December 31, 2024	September 30, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,718	$32,350
Receivables, net	3,519	5,832
Inventories	4,640	4,676
Prepaid expenses and other current assets	4,226	4,427
Total current assets	47,103	47,285
Property and equipment, net	282,621	280,075
Operating lease right-of-use assets, net	25,573	26,231
Notes receivable, net of current portion	4,103	4,174
Goodwill	61,911	61,911
Intangibles, net	162,881	163,461
Other assets	2,026	1,227
Total assets	$586,218	$584,364

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,010	$5,637
Accrued liabilities	20,514	20,280
Current portion of debt obligations, net	17,788	18,871
Current portion of operating lease liabilities	3,008	3,290
Total current liabilities	46,320	48,078
Deferred tax liability, net	22,304	22,693
Debt, net of current portion and debt discount and issuance costs	217,741	219,326
Operating lease liabilities, net of current portion	27,471	30,759
Other long-term liabilities	3,611	398
Total liabilities	317,447	321,254

Commitments and contingencies (Note 7)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 8,889,000 and 8,955,000 shares issued and outstanding as of December 31, 2024, and September 30, 2024, respectively	89	90
Additional paid-in capital	58,731	61,511
Retained earnings	210,160	201,759
Total RCIHH stockholders’ equity	268,980	263,360
Noncontrolling interests	(209)	(250)
Total equity	268,771	263,110
Total liabilities and equity	$586,218	$584,364
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	For the Three Months Ended December 31,
	2024	2023
Revenues
Sales of alcoholic beverages	$32,188	$33,316
Sales of food and merchandise	10,106	10,802
Service revenues	24,181	25,119
Other	5,008	4,670
Total revenues	71,483	73,907
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,846	6,281
Food and merchandise sold	3,563	4,038
Service and other	72	40
Total cost of goods sold (exclusive of items shown separately below)	9,481	10,359
Salaries and wages	20,564	21,332
Selling, general and administrative	26,207	25,201
Depreciation and amortization	3,569	3,853
Other gains, net	(2,244)	(3)
Total operating expenses	57,577	60,742
Income from operations	13,906	13,165
Other income (expenses)
Interest expense	(4,152)	(4,216)
Interest income	179	94
Gain on lease termination	979	—
Income before income taxes	10,912	9,043
Income tax expense	1,847	1,799
Net income	9,065	7,244
Net income attributable to noncontrolling interests	(41)	(18)
Net income attributable to RCIHH common stockholders	$9,024	$7,226

Earnings per share
Basic and diluted	$1.01	$0.77

Weighted average shares used in computing earnings per share
Basic and diluted	8,920,774	9,367,151
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2024	8,955,000	$90	$61,511	$201,759	—	$—	$(250)	$263,110
Purchase of treasury shares	—	—	—	—	(66,000)	(3,218)	—	(3,218)
Canceled treasury shares	(66,000)	(1)	(3,217)	—	66,000	3,218	—	—
Excise tax on stock repurchases	—	—	(33)	—	—	—	—	(33)
Payment of dividends ($0.07 per share)	—	—	—	(623)	—	—	—	(623)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	9,024	—	—	41	9,065
Balance at December 31, 2024	8,889,000	$89	$58,731	$210,160	—	$—	$(209)	$268,771

Balance at September 30, 2023	9,397,639	$94	$80,437	$201,050	—	$—	$(257)	$281,324
Purchase of treasury shares	—	—	—	—	(37,954)	(2,072)	—	(2,072)
Canceled treasury shares	(37,954)	—	(2,072)	—	37,954	2,072	—	—
Excise tax on stock repurchases	—	—	(20)	—	—	—	—	(20)
Payment of dividends ($0.06 per share)	—	—	—	(562)	—	—	—	(562)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	7,226	—	—	18	7,244
Balance at December 31, 2023	9,359,685	$94	$78,815	$207,714	—	$—	$(239)	$286,384
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	For the Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,065	$7,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,569	3,853
Deferred income tax benefit	(389)	—
Stock-based compensation	470	470
Gain on sale of businesses and assets	(1,463)	(3)
Amortization of debt discount and issuance costs	63	163
Noncash lease expense	658	762
Gain on insurance	(1,150)	—
Doubtful accounts expense on notes receivable	—	22
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	2,373	1,229
Inventories	(4)	(218)
Prepaid expenses, other current and other assets	(598)	(9,029)
Accounts payable, accrued and other liabilities	750	9,140
Net cash provided by operating activities	13,344	13,633
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	129	—
Proceeds from insurance	1,150	—
Proceeds from notes receivable	71	55
Payments for property and equipment and intangible assets	(5,754)	(5,135)
Net cash used in investing activities	(4,404)	(5,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	2,963	701
Payments on debt obligations	(5,694)	(6,352)
Purchase of treasury stock	(3,218)	(2,072)
Payment of dividends	(623)	(562)
Payment of loan origination costs	—	(136)
Net cash used in financing activities	(6,572)	(8,421)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,368	132
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,350	21,023
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,718	$21,155

CASH PAID DURING PERIOD FOR:
Interest	$4,080	$4,017
Income taxes	$3	$—

Noncash investing and financing transactions:
Unpaid excise tax on stock repurchases	$33	$20
Unpaid liabilities on capital expenditures	$2,451	$1,719

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2024 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 16, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.
2. Recent Accounting Standards and Pronouncements
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that an entity should measure the fair value of an equity security subject to contractual sale restriction the same way it measures an identical equity security that is not subject to such a restriction. The FASB said the contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, should not affect its fair value. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2022-03 on October 1, 2024. Our adoption of this ASU did not have a significant impact on our consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU requires all companies to amortize leasehold improvements associated with common control leases over the asset's useful life to the common control group regardless of the lease term. It also allows private and certain not-for-profit entities to use the written terms and conditions of an agreement to account for common control leases without further assessing the legal enforceability of those terms. The guidance is effective for all entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. We adopted ASU 2023-01 on October 1, 2024. Our adoption of this ASU did not have a significant impact on our consolidated financial statements.
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the ASU are to (1) provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The FASB decided to require a joint venture to apply a new basis of accounting upon formation that will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments of this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. early adoptions is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. We adopted the provisions of ASU 2023-05 on October 1, 2024, and will apply them on future joint ventures.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Recent Accounting Standards and Pronouncements—continued
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on our consolidated statements of income in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this guidance on our financial statement disclosures.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands):

	Three Months Ended December 31, 2024					Three Months Ended December 31, 2023
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$27,035		$5,153	$—	$32,188	$26,236		$7,080	$—	$33,316
Sales of food and merchandise	5,736		4,370	—	10,106	5,240		5,562	—	10,802
Service revenues	24,178		3	—	24,181	25,119		—	—	25,119
Other revenues	4,775		61	172	5,008	4,438		89	143	4,670
	$61,724		$9,587	$172	$71,483	$61,033		$12,731	$143	$73,907

Recognized at a point in time	$61,311		$9,586	$172	$71,069	$60,600		$12,730	$143	$73,473
Recognized over time	413	*	1	—	414	433	*	1	—	434
	$61,724		$9,587	$172	$71,483	$61,033		$12,731	$143	$73,907
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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2024	Net Consideration Received	Recognized in Revenue	Balance at December 31, 2024
Ad revenue	$31	$102	$(109)	$24
Expo revenue	1	99	—	100
Franchise fees and other	67	4	(1)	70
	$99	$205	$(110)	$194
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
Below is the financial information related to the Company’s segments (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Revenues (from external customers)
Nightclubs	$61,724	$61,033
Bombshells	9,587	12,731
Other	172	143
	$71,483	$73,907

Income (loss) from operations
Nightclubs	$20,882	$20,369
Bombshells	1,971	86
Other	(171)	(196)
Corporate	(8,776)	(7,094)
	$13,906	$13,165

Depreciation and amortization
Nightclubs	$2,971	$2,905
Bombshells	320	643
Other	13	2
Corporate	265	303
	$3,569	$3,853

Capital expenditures
Nightclubs	$1,554	$1,532
Bombshells	3,919	1,908
Other	85	1,498
Corporate	196	197
	$5,754	$5,135

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information—continued

	December 31, 2024	September 30, 2024
Total assets
Nightclubs	$458,354	$454,892
Bombshells	75,966	79,091
Other	14,191	14,197
Corporate	37,707	36,184
	$586,218	$584,364
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs and Corporate segments for the three months ended December 31, 2024, amounting to $4.7 million and $385,000, respectively, and for the three months ended December 31, 2023, amounting to $4.5 million and $227,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three months ended December 31, 2024, and 2023 amounting to $72,000 and $39,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
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
5. Selected Account Information
The components of receivables, net are as follows (in thousands):

	December 31, 2024	September 30, 2024
Credit card receivables	$1,647	$2,056
Income tax refundable	—	2,017
ATM in-transit	594	877
Current portion of notes receivable	329	269
Other (net of allowance for doubtful accounts of $57 and $42, respectively)	949	613
Total receivables, net	$3,519	$5,832
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Selected Account Information—continued
The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31, 2024	September 30, 2024
Prepaid insurance	$2,657	$2,792
Prepaid legal	138	177
Prepaid taxes and licenses	315	522
Prepaid rent	224	322
Other	892	614
Total prepaid expenses and other current assets	$4,226	$4,427
The components of accrued liabilities are as follows (in thousands):

	December 31, 2024	September 30, 2024
Insurance	$1,751	$2,390
Sales and liquor taxes	2,341	2,440
Payroll and related costs	3,826	4,676
Property taxes	3,736	3,347
Interest	577	568
Patron tax	1,078	1,024
Unearned revenues	194	99
Income taxes	216	—
Lawsuit settlement	2,027	1,985
Construction in progress	2,091	1,012
Estimated self-insurance liability	896	—
Other	1,781	2,739
Total accrued liabilities	$20,514	$20,280
The components of other long-term liabilities are as follows (in thousands):

	December 31, 2024	September 30, 2024
Estimated self-insurance liability	$3,216	$—
Other	395	398
Total other long-term liabilities	$3,611	$398

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Selected Account Information—continued
The components of selling, general and administrative expenses are as follows (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Taxes and permits	$3,828	$4,042
Advertising and marketing	2,962	3,474
Supplies and services	2,488	2,695
Insurance	5,283	3,315
Legal	1,386	733
Lease	1,602	1,824
Charge card fees	1,748	1,732
Utilities	1,371	1,485
Security	1,084	1,411
Stock-based compensation	470	470
Accounting and professional fees	1,134	1,186
Repairs and maintenance	1,203	1,099
Other	1,648	1,735
Total selling, general and administrative expenses	$26,207	$25,201
The components of other gains, net are as follows (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Settlement of lawsuits	$179	$—
Gain on sale of businesses and assets	(1,406)	(3)
Gain on insurance	(1,017)	—
Total other gains, net	$(2,244)	$(3)
6. Income Taxes
Income tax expense was $1.8 million and $1.8 million during the three months ended December 31, 2024, and 2023, respectively. The effective income tax rate was 16.9% and 19.9% for the three months ended December 31, 2024, and 2023, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	Amount	%	Amount	%
Federal statutory income tax expense	$2,292	21.0%	$1,899	21.0%
State income taxes, net of federal benefit	300	2.7%	310	3.4%
Permanent differences	107	1.0%	42	0.5%
Tax credits	(770)	(7.1)%	(452)	(5.0)%
Other	(82)	(0.8)%	—	—%
Total income tax expense	$1,847	16.9%	$1,799	19.9%

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Income Taxes—continued
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2021, and subsequent years remain open to federal tax examination. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters.
7. Commitments and Contingencies
Legal Matters
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of December 31, 2024, we have 1 remaining unresolved claim out of the original 71 claims.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Commitments and Contingencies—continued
Other
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
In March 2023, the New York State Department of Labor assessed a final judgment against one of our subsidiaries in a state unemployment tax matter for the years 2009-2022. The assessment of $2.8 million, which was recorded by the Company during the quarter ended March 31, 2023, was issued in final notice by the NY DOL after several appeals were denied by the Supreme Court of the State of New York, Appellate Division, Third Department. In September 2023, the NY DOL assessed another of our subsidiaries for approximately $280,000 on the same matter for the period January 2015 through June 2022. We recorded this latter assessment during the fiscal year ended September 30, 2023.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Commitments and Contingencies—continued
General
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
The Company recorded lawsuit settlements incurred amounting to $179,000 and $0 for the three months ended December 31, 2024, and 2023, respectively. As of December 31, 2024, and September 30, 2024, the Company has accrued $2.0 million and $2.0 million, respectively, related to settlement of lawsuits, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.
Self-insurance Liability
In fiscal 2025, the Company started self-insuring a significant portion of expected losses under its general liability and liquor insurance programs due to increasingly prohibitive costs of such coverage from third-party insurers. The Company continues to purchase insurance for workers' compensation, property, auto, and business interruption, as well as the minimum insurance coverage where it is required by law for licensing requirements.
We record a liability for unresolved claims and for an estimate of incurred but not reported claims based on historical experience. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims development history, and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances. Our initial accrual for estimated self-insurance liability during the quarter ended December 31, 2024, amounted to $4.1 million (see Note 5).
8. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of December 31, 2024 and September 30, 2024, was $135.1 million and $135.3 million, respectively.
Included in the debt balance as of December 31, 2024, and September 30, 2024, are notes borrowed from related parties—one note for $500,000 (from Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $2,780 and $142,098 during the three months ended December 31, 2024, and 2023, respectively. As of December 31, 2024, and September 30, 2024, we owed Nottingham Creations and Sherwood Forest $3,300 and $18,700, respectively, in unpaid billings.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Related Party Transactions—continued
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2025 and 2024. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three months ended December 31, 2024, and 2023, respectively. Amounts billed directly to the Company were $720 and $2,932 for the three months ended December 31, 2024, and 2023, respectively. As of December 31, 2024 and September 30, 2024, the Company owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.
9. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three months ended December 31, 2024, and 2023 is as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Operating lease expense – fixed payments	$1,109	$1,292
Variable lease expense	395	450
Short-term and other lease expense (includes $102 and $107 recorded in advertising and marketing for the three months ended December 31, 2024, and 2023, respectively; and $142 and $141 recorded in repairs and maintenance for the three months ended December 31, 2024, and 2023, respectively; see Note 5)	342	330
Sublease income	—	—
Total lease expense, net	$1,846	$2,072

Other information:
Operating cash outflows from operating leases	$1,958	$2,033
Weighted average remaining lease term – operating leases	9.5 years	10.3 years
Weighted average discount rate – operating leases	5.7%	5.8%
Future maturities of operating lease liabilities as of December 31, 2024, are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
January - December 2025	$3,008	$1,584	$4,592
January - December 2026	3,266	1,403	4,669
January - December 2027	3,004	1,218	4,222
January - December 2028	2,621	1,055	3,676
January - December 2029	2,603	895	3,498
Thereafter	15,977	2,698	18,675
	$30,479	$8,853	$39,332

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Subsequent Events
On January 21, 2025, the Company completed the acquisition of a club in the Detroit, Michigan market for a total purchase price of $11.0 million, consisting of $3.0 million in cash and $5.0 million in a seller-financed 8% promissory note for the club, and $3.0 million in cash for the associated real estate. As of the filing of this report, we have not completed our valuation and do not have estimates of fair value for the acquired assets and any assumed liability, if any.
Subsequent to the balance sheet date through February 7, 2025, we repurchased 22,125 shares of our common stock at an average price of $55.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2024.
Overview
RCI Hospitality Holdings, Inc. is a holding company that, through its subsidiaries, engages in businesses that offer live adult entertainment and/or high-quality dining experiences to its guests. All services and management operations are conducted by subsidiaries of RCIHH.
Through our subsidiaries, as of December 31, 2024, we operated a total of 64 establishments that offer live adult entertainment. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 16, 2024.
In fiscal 2025, the Company started self-insuring a significant portion of expected losses under its general liability and liquor insurance programs due to increasingly prohibitive costs of such coverage from third-party insurers. The Company continues to purchase insurance for workers' compensation, property, auto, and business interruption, as well as the minimum insurance coverage where it is required by law for licensing requirements.
We record a liability for unresolved claims and for an estimate of incurred but not reported claims based on historical experience. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims development history, and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.
During the three months ended December 31, 2024, except as mentioned above, there were no significant changes in our accounting policies and estimates.

Results of Operations
Highlights of the Company's operating results for the quarter ended December 31, 2024, are as follows, with comparisons against the same period of the prior year:
•Total revenues were $71.5 million compared to $73.9 million during the comparable prior-year quarter, a 3.3% decrease (Nightclubs revenue of $61.7 million compared to $61.0 million, a 1.1% increase; and Bombshells revenue of $9.6 million compared to $12.7 million, an 24.7% decrease)
•Consolidated same-store sales increased by 2.3% (Nightclubs increased by 3.7%, while Bombshells decreased by 7.5%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) this quarter of $1.01 compared to $0.77 during the comparable prior-year quarter (non-GAAP diluted EPS* of $0.80 compared to $0.87)
•Net cash provided by operating activities of $13.3 million compared to $13.6 million during the comparable prior-year quarter, a 2.1% decrease (free cash flow* of $12.1 million compared to $12.7 million, a 4.6% decrease)
* Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.
Revenues
Consolidated revenues for the first quarter decreased by $2.4 million, or 3.3%, versus the comparable prior-year quarter due primarily to the $4.4 million impact of closed locations, partially offset by a $487,000 increase in sales from new locations and the $1.5 million impact of the increase in consolidated same-stores sales.
We calculate same-store sales by comparing year-over-year revenues from nightclubs and restaurants/sports bars starting in the first full quarter of operations after at least 12 full months for Nightclubs and at least 18 full months for Bombshells. We consider the first six months of operations of a Bombshells unit to be the “honeymoon period” where sales are higher than normal. We exclude from a particular month’s calculation units previously included in the same-store sales base that have closed temporarily until its next full quarter of operations. We also exclude from the same-store sales base units that are being reconcepted or are closed due to renovations or remodels. Acquired units are included in the same-store sales calculation as long as they qualify based on the definition stated above. Revenues outside of our Nightclubs and Bombshells reportable segments are excluded from same-store sales calculation.
Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended December 31, 2024	Mix	Three Months Ended December 31, 2023	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$27,035	43.8%	$26,236	43.0%	$799	3.0%
Sales of food and merchandise	5,736	9.3%	5,240	8.6%	496	9.5%
Service revenues	24,178	39.2%	25,119	41.2%	(941)	(3.7)%
Other revenues	4,775	7.7%	4,438	7.3%	337	7.6%
	61,724	100.0%	61,033	100.0%	691	1.1%
Bombshells
Sales of alcoholic beverages	5,153	53.7%	7,080	55.6%	(1,927)	(27.2)%
Sales of food and merchandise	4,370	45.6%	5,562	43.7%	(1,192)	(21.4)%
Service revenues	3	—%	—	—%	3	100.0%
Other revenues	61	0.6%	89	0.7%	(28)	(31.5)%
	9,587	100.0%	12,731	100.0%	(3,144)	(24.7)%
Other
Other revenues	172	100.0%	143	100.0%	29	20.3%
	$71,483		$73,907		$(2,424)	(3.3)%

Nightclubs revenues increased by 1.1% during the first quarter compared to the same quarter last year primarily due to the $436,000 contribution of newly acquired clubs and the $2.1 million impact of the increase in same-store sales, partially offset by the $1.8 million impact of closed clubs. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales increased by 3.7%. By type of revenue, alcoholic beverage sales increased by 3.0%, food, merchandise and other revenue increased by 8.6%, while service revenues decreased by 3.7%.
Bombshells first quarter revenues decreased by 24.7%, of which 7.5% was for same-store sales decline and $2.6 million from recently closed or sold locations, with the offsetting increase caused by sales from a new location. By type of revenue, food and merchandise sales decreased by 21.4% while alcoholic beverage sales decreased by 27.2%.
Operating Expenses
Total operating expenses, as a percent of revenues, decreased to 80.5% from 82.2% from last year’s first quarter. Year-over-year change was a $3.2 million decrease, or 5.2%. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the first quarter decreased by $878,000, or 8.5%, mainly due to lower sales. As a percent of total revenues, cost of goods sold decreased to 13.3% from 14.0%. Nightclubs cost of goods sold during the quarter decreased to 11.5% from 12.0%, while Bombshells cost of goods sold slightly increased to 23.9% from 23.7%.
Salaries and wages. Salaries and wages decreased by $768,000, or 3.6%, for the quarter mainly due to closed locations. As a percent of total revenues, salaries and wages decreased to 28.8% from 28.9%. Nightclubs increased to 22.6% from 22.0%, Bombshells decreased to 29.3% from 31.1%, while corporate slightly increased to 5.2% from 5.1%.
Selling, general and administrative expenses. Total selling, general and administrative expenses increased by $1.0 million, or 4.0%, for the quarter. Dollar amounts in the tables below are in thousands, except percentages.

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$3,828	5.4%	$4,042	5.5%	$214	5.3%
Advertising and marketing	2,962	4.1%	3,474	4.7%	512	14.7%
Supplies and services	2,488	3.5%	2,695	3.6%	207	7.7%
Insurance	5,283	7.4%	3,315	4.5%	(1,968)	(59.4)%
Legal	1,386	1.9%	733	1.0%	(653)	(89.1)%
Lease	1,602	2.2%	1,824	2.5%	222	12.2%
Charge card fees	1,748	2.4%	1,732	2.3%	(16)	(0.9)%
Utilities	1,371	1.9%	1,485	2.0%	114	7.7%
Security	1,084	1.5%	1,411	1.9%	327	23.2%
Stock-based compensation	470	0.7%	470	0.6%	—	—%
Accounting and professional fees	1,134	1.6%	1,186	1.6%	52	4.4%
Repairs and maintenance	1,203	1.7%	1,099	1.5%	(104)	(9.5)%
Other	1,648	2.3%	1,735	2.3%	87	5.0%
Total selling, general and administrative expenses	$26,207	36.7%	$25,201	34.1%	$(1,006)	(4.0)%
Advertising and marketing decreased mainly due to closed locations. Insurance expense increased due to the estimated self-insurance for general liability and liquor liability that was set up during the current quarter. Legal expenses increased due mainly to the increase in ongoing cases.
Depreciation and amortization. Depreciation and amortization decreased by $284,000, or 7.4%, during the quarter primarily due to closed locations.

Other gains, net. Other gains, net for the quarter changed mainly due the sale of our Bombshells location in Austin, Texas, which was significantly impaired in a prior period, and the insurance recovery for a club razed by fire in a prior period. See Note 5 to our unaudited condensed consolidated financial statements.
Income (Loss) from Operations
For the three months ended December 31, 2024, and 2023, our consolidated operating margin was 19.5% and 17.8%, respectively. Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Nightclubs	$20,882	$20,369
Bombshells	1,971	86
Other	(171)	(196)
Corporate	(8,776)	(7,094)
	$13,906	$13,165
Excluding certain items, the three months ended December 31, 2024, and 2023 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 24.

	For the Three Months Ended December 31, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$20,882	$1,971	$(171)	$(8,776)	$13,906
Amortization of intangibles	574	1	—	5	580
Settlement of lawsuits	179	—	—	—	179
Stock-based compensation	—	—	—	470	470
Loss (gain) on sale of businesses and assets	16	(1,330)	—	(92)	(1,406)
Non-GAAP operating income (loss)	$20,634	$642	$(171)	$(8,393)	$12,712

GAAP operating margin	33.8%	20.6%	(99.4)%	(12.3)%	19.5%
Non-GAAP operating margin	33.4%	6.7%	(99.4)%	(11.7)%	17.8%

	For the Three Months Ended December 31, 2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$20,369	$86	$(196)	$(7,094)	$13,165
Amortization of intangibles	591	63	—	5	659
Stock-based compensation	—	—	—	470	470
Gain on sale of businesses and assets	(1)	—	—	(2)	(3)
Non-GAAP operating income (loss)	$20,959	$149	$(196)	$(6,621)	$14,291

GAAP operating margin	33.4%	0.7%	(137.1)%	(9.6)%	17.8%
Non-GAAP operating margin	34.3%	1.2%	(137.1)%	(9.0)%	19.3%
Other Income/Expenses
Interest expense decreased by $64,000, or 1.5%, while interest income increased by $85,000, or 90.4%, during the quarter. Gain on lease termination was from a settlement of lease obligation related to a closed Bombshells unit in a prior period.
Our total occupancy costs, which we define as the sum of operating lease expense and interest expense, were $5.8 million and $6.0 million for the quarters ended December 31, 2024, and 2023, respectively. As a percentage of revenue, total occupancy costs were 8.0% and 8.2% during the quarters ended December 31, 2024, and 2023, respectively.

Income Taxes
Income tax expense was $1.8 million and $1.8 million during the three months ended December 31, 2024, and 2023, respectively. The effective income tax rate was 16.9% and 19.9% for the three months ended December 31, 2024, and 2023, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below.

	For the Three Months Ended December 31, 2024		For the Three Months Ended December 31, 2023
	Amount	%	Amount	%
Federal statutory income tax expense	$2,292	21.0%	$1,899	21.0%
State income taxes, net of federal benefit	300	2.7%	310	3.4%
Permanent differences	107	1.0%	42	0.5%
Tax credit	(770)	(7.1)%	(452)	(5.0)%
Other	(82)	(0.8)%	—	—%
Total income tax expense	$1,847	16.9%	$1,799	19.9%
Income taxes increased in dollar amount due to a higher pretax income in the current quarter. Effective income tax rate decreased due to higher tax credits.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) settlement of lawsuits, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, and (e) stock-based compensation. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income or loss attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) settlement of lawsuits, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) stock-based compensation, (f) gains or losses on lease termination, and (g) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 17.7% and 19.9% effective tax rate of the pre-tax non-GAAP income before taxes for the three months ended December 31, 2024, and 2023, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income or loss attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense, (c) net interest expense, (d) settlement of lawsuits, (e) gains or losses on sale of businesses and assets, (f) gains or losses on insurance, (g) stock-based compensation, and (h) gains or losses on lease termination. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.
The following tables present our non-GAAP performance measures for the three months ended December 31, 2024, and 2023 (in thousands, except per share, number of shares, and percentages):

	Three Months Ended December 31,
	2024	2023
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$9,024	$7,226
Income tax expense	1,847	1,799
Interest expense, net	3,973	4,122
Depreciation and amortization	3,569	3,853
Settlement of lawsuits	179	—
Stock-based compensation	470	470
Gain on sale of businesses and assets	(1,406)	(3)
Gain on insurance	(1,017)	—
Gain on lease termination	(979)	—
Adjusted EBITDA	$15,660	$17,467

	Three Months Ended December 31,
	2024	2023
Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$9,024	$7,226
Amortization of intangibles	580	659
Settlement of lawsuits	179	—
Stock-based compensation	470	470
Gain on sale of businesses and assets	(1,406)	(3)
Gain on insurance	(1,017)	—
Gain on lease termination	(979)	—
Net income tax effect	310	(220)
Non-GAAP net income	$7,161	$8,132

	Three Months Ended December 31,
	2024	2023
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	8,920,774	9,367,151
GAAP diluted earnings per share	$1.01	$0.77
Amortization of intangibles	0.07	0.07
Settlement of lawsuits	0.02	0.00
Stock-based compensation	0.05	0.05
Gain on sale of businesses and assets	(0.16)	0.00
Gain on insurance	(0.11)	0.00
Gain on lease termination	(0.11)	0.00
Net income tax effect	0.03	(0.02)
Non-GAAP diluted earnings per share	$0.80	$0.87

	Three Months Ended December 31,
	2024	2023
Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$13,906	$13,165
Amortization of intangibles	580	659
Settlement of lawsuits	179	—
Stock-based compensation	470	470
Gain on sale of businesses and assets	(1,406)	(3)
Gain on insurance	(1,017)	—
Non-GAAP operating income	$12,712	$14,291

	Three Months Ended December 31,
	2024	2023
Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	19.5%	17.8%
Amortization of intangibles	0.8%	0.9%
Settlement of lawsuits	0.3%	0.0%
Stock-based compensation	0.7%	0.6%
Gain on sale of businesses and assets	(2.0)%	0.0%
Gain on insurance	(1.4)%	0.0%
Non-GAAP operating income	17.8%	19.3%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At December 31, 2024, our cash and cash equivalents were approximately $34.7 million compared to $32.4 million at September 30, 2024. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2024, we had working capital of $0.8 million compared to a negative working capital of $793,000 as of September 30, 2024. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Operating activities	$13,344	$13,633
Investing activities	(4,404)	(5,080)
Financing activities	(6,572)	(8,421)
Net increase in cash and cash equivalents	$2,368	$132
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Net income	$9,065	$7,244
Depreciation and amortization	3,569	3,853
Deferred income tax benefit	(389)	—
Stock-based compensation	470	470
Net change in operating assets and liabilities	2,521	1,122
Other	(1,892)	944
Net cash provided by operating activities	$13,344	$13,633
Although income from operations in the current quarter was higher than the same-quarter last year, net cash provided by operating activities during the current quarter slightly decreased due to lower conversion to cash of revenues earned partially offset by lower payments of operating liabilities in the current quarter as compared to last year.
In view of self-insuring most of our general liability and liquor insurance programs, we expect our payments for expected losses for those programs to be volatile in the near future until we have fully established a trust to fund our estimated self-insurance liability.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Payments for property and equipment and intangible assets	$(5,754)	$(5,135)
Proceeds from sale of businesses and assets	129	—
Proceeds from insurance	1,150	—
Proceeds from notes receivable	71	55
Net cash used in investing activities	$(4,404)	$(5,080)
Following is a breakdown of our payments for property and equipment and intangible assets for the three months ended December 31, 2024, and 2023 (in thousands):

	For the Three Months Ended December 31,
	2024	2023
New facilities, equipment, and intangible assets	$4,478	$4,152
Maintenance capital expenditures	1,276	983
Total capital expenditures	$5,754	$5,135
The capital expenditures during the quarter ended December 31, 2024, and 2023 were composed mostly of construction projects in-progress. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Proceeds from debt obligations	$2,963	$701
Payments on debt obligations	(5,694)	(6,352)
Purchase of treasury stock	(3,218)	(2,072)
Payment of dividends	(623)	(562)
Payment of loan origination costs	—	(136)
Net cash used in financing activities	$(6,572)	$(8,421)
We purchased 66,000 shares of our common stock at an average price of $48.76 during the quarter ended December 31, 2024, while we purchased 37,954 shares of our common stock at an average price of $54.59 during the quarter ended December 31, 2023. As of December 31, 2024, we have approximately $17.8 million authorization remaining to purchase additional shares.
We paid $0.07 per share in quarterly dividends during the quarter ended December 31, 2024, while we paid $0.06 per share during the quarter ended December 31, 2023.
We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the quarters ended December 31, 2024, and 2023.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	For the Three Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$13,344	$13,633
Less: Maintenance capital expenditures	1,276	983
Free cash flow	$12,068	$12,650
Our free cash flow for the quarter decreased by 4.6% compared to the comparable prior-year period primarily due to higher maintenance capital expenditures and lower conversion to cash of revenues earned, partially offset by lower payments of operating liabilities in the current quarter as compared to last year.
We do not include capital expenditures related to new facilities construction, equipment and intangible assets as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.
Other than the impact of uncertainties caused by near-term macro environment, including commodity and labor inflation, and our contractual debt and lease obligations, we are not aware of any event or trend that would adversely impact our liquidity. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business downturns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt. We continue to monitor the macro environment and will adjust our overall approach to capital allocation as events and trends unfold.
The following table presents a summary of such indicators for the quarters ended December 31 (in thousands, except percentages):

	2024	Increase (Decrease)	2023	Increase (Decrease)	2022
Sales of alcoholic beverages	$32,188	(3.4)%	$33,316	12.4%	$29,650
Sales of food and merchandise	10,106	(6.4)%	10,802	4.4%	10,347
Service revenues	24,181	(3.7)%	25,119	(1.7)%	25,563
Other	5,008	7.2%	4,670	5.9%	4,408
Total revenues	$71,483	(3.3)%	$73,907	5.6%	$69,968
Net income attributable to RCIHH common stockholders	$9,024	24.9%	$7,226	(29.4)%	$10,238
Net cash provided by operating activities	$13,344	(2.1)%	$13,633	(8.5)%	$14,895
Adjusted EBITDA*	$15,660	(10.3)%	$17,467	(14.6)%	$20,459
Free cash flow*	$12,068	(4.6)%	$12,650	(2.9)%	$13,031
Debt (end of period)	$235,529	0.6%	$234,113	10.8%	$211,234
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
Growth Strategy
We believe that we can continue to grow organically and through careful entry into markets with high growth potential. Our growth strategy includes acquiring existing units, opening new units after market analysis, and developing new club concepts that are consistent with our management and marketing skills as our capital and manpower allow.
All nine of the existing Bombshells restaurants as of December 31, 2024 were located in Texas, and we opened a new Bombshells location in Denver, Colorado, in January 2025. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2024, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2024.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2024. This determination is based on the previously reported material weaknesses management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
In our Annual Report for the year ended September 30, 2024, filed with the SEC on December 16, 2024, management concluded that our internal control over financial reporting was not effective as of September 30, 2024. In the evaluation, management identified material weaknesses in internal control related (1) ineffective design and operation of controls over certain information technology general controls ("ITGCs"), including program change management, user access, and vendor management controls; (2) ineffective design and operation of controls, which include management review controls, over the accounting for business combinations; and (3) ineffective design and operation of controls, which include management review controls, over the Company's assessments of potential impairment. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of inadequate IT controls over the review of user access and imprecise documentation of procedures related to program change management. Additionally, we rely upon a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain outsourced IT service providers could not provide System and Organization Controls ("SOC") reports for periods that closely align with our fiscal year end. Given that management did not effectively assess the design and operation of these outsourced IT service providers’ internal controls, some of our controls over IT systems and business processes were also deemed ineffective, but only to the extent that we rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies may have an impact on our financial statements, account balances, and disclosures. Based on our evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2024.
Remediation Efforts to Address Material Weakness
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
Information Technology General Controls
As a result of the material weakness, we have initiated and will continue to implement remediation measures to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) strengthening and enhancing the review and documentation procedures in our controls over user access review; (ii) defining and communicating clear and concise program change management policy and procedures; (iii) enhancing the reporting requirements of accounting system audit logs; (iv) continuous improvement over our ITGC controls related to third party applications; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the board of directors.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See the “Legal Matters” section within Note 7 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, except for such risks and uncertainties that may result from the additional disclosures in the “Legal Matters” and “Self-insurance Liability” sections within Note 7 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended December 31, 2024, was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 1-31, 2024	23,969	$42.93	23,969	$20,006,149
November 1-30, 2024	19,830	$49.53	19,830	$19,024,057
December 1-31, 2024	22,201	$54.39	22,201	$17,816,642
	66,000	$48.76	66,000
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

101
The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: February 10, 2025	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: February 10, 2025	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer