Form 10-Q
period 2025-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2025-05-12
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, 8,798,250 shares of the registrant’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,259	$7,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,345	7,737
Impairment of assets	1,780	8,033
Deferred income tax benefit	(1,242)	(1,911)
Stock-based compensation	588	941
Loss (gain) on sale of businesses and assets	(1,248)	37
Amortization of debt discount and issuance costs	290	312
Noncash lease expense	1,326	1,535
Gain on insurance	(1,150)	—
Doubtful accounts expense on notes receivable	—	22
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	1,714	1,067
Inventories	64	(142)
Prepaid expenses, other current, and other assets	(530)	(6,420)
Accounts payable, accrued, and other liabilities	695	5,265
Net cash provided by operating activities	21,891	24,469
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	1,085	—
Proceeds from insurance	1,150	—
Proceeds from notes receivable	147	116
Payments for property and equipment and intangible assets	(8,608)	(12,802)
Acquisition of businesses, net of cash acquired	(6,000)	—
Net cash used in investing activities	(12,226)	(12,686)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	8,396	2,657
Payments on debt obligations	(10,321)	(10,630)
Purchase of treasury stock	(6,114)	(3,602)
Payment of dividends	(1,242)	(1,122)
Payment of loan origination costs	(71)	(136)
Net cash used in financing activities	(9,352)	(12,833)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	313	(1,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,350	21,023
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,663	$19,973

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues
Sales of alcoholic beverages	$28,866	$32,907	$61,054	$66,223
Sales of food and merchandise	9,411	11,068	19,517	21,870
Service revenues	22,912	23,564	47,093	48,683
Other	4,687	4,744	9,695	9,414
Total revenues	65,876	72,283	137,359	146,190
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,204	5,891	11,050	12,172
Food and merchandise sold	3,182	3,993	6,745	8,031
Service and other	25	35	97	75
Total cost of goods sold (exclusive of items shown separately below)	8,411	9,919	17,892	20,278
Salaries and wages	20,491	20,975	41,055	42,307
Selling, general and administrative	22,900	24,653	49,107	49,854
Depreciation and amortization	3,776	3,884	7,345	7,737
Impairments and other charges (gains), net	2,127	8,195	(117)	8,192
Total operating expenses	57,705	67,626	115,282	128,368
Income from operations	8,171	4,657	22,077	17,822
Other income (expenses)
Interest expense	(4,048)	(3,999)	(8,200)	(8,215)
Interest income	139	96	318	190
Gain on lease termination	—	—	979	—
Income before income taxes	4,262	754	15,174	9,797
Income tax expense	1,068	5	2,915	1,804
Net income	3,194	749	12,259	7,993
Net loss (income) attributable to noncontrolling interests	37	25	(4)	7
Net income attributable to RCIHH common stockholders	$3,231	$774	$12,255	$8,000

Earnings per share
Basic and diluted	$0.36	$0.08	$1.38	$0.85

Weighted average shares used in computing earnings per share
Basic and diluted	8,861,854	9,350,292	8,891,638	9,358,768
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2024	8,955,000	$90	$61,511	$201,759	—	$—	$(250)	$263,110
Purchase of treasury shares	—	—	—	—	(66,000)	(3,218)	—	(3,218)
Canceled treasury shares	(66,000)	(1)	(3,217)	—	66,000	3,218	—	—
Excise tax on stock repurchases	—	—	(33)	—	—	—	—	(33)
Payment of dividends ($0.07 per share)	—	—	—	(623)	—	—	—	(623)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	9,024	—	—	41	9,065
Balance at December 31, 2024	8,889,000	89	58,731	210,160	—	—	(209)	268,771
Purchase of treasury shares	—	—	—	—	(56,875)	(2,896)	—	(2,896)
Canceled treasury shares	(56,875)	(1)	(2,895)	—	56,875	2,896	—	—
Excise tax on stock repurchases	—	—	(29)	—	—	—	—	(29)
Payment of dividends ($0.07 per share)	—	—	—	(619)	—	—	—	(619)
Stock-based compensation	—	—	118	—	—	—	—	118
Net income (loss)	—	—	—	3,231	—	—	(37)	3,194
Balance at March 31, 2025	8,832,125	$88	$55,925	$212,772	—	$—	$(246)	$268,539

Balance at September 30, 2023	9,397,639	$94	$80,437	$201,050	—	$—	$(257)	$281,324
Purchase of treasury shares	—	—	—	—	(37,954)	(2,072)	—	(2,072)
Canceled treasury shares	(37,954)	—	(2,072)	—	37,954	2,072	—	—
Excise tax on stock repurchases	—	—	(20)	—	—	—	—	(20)
Payment of dividends ($0.06 per share)	—	—	—	(562)	—	—	—	(562)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	7,226	—	—	18	7,244
Balance at December 31, 2023	9,359,685	94	78,815	207,714	—	—	(239)	286,384
Purchase of treasury shares	—	—	—	—	(27,265)	(1,530)	—	(1,530)
Canceled treasury shares	(27,265)	(1)	(1,529)	—	27,265	1,530	—	—
Excise tax on stock repurchases	—	—	(15)	—	—	—	—	(15)
Payment of dividends ($0.06 per share)	—	—	—	(560)	—	—	—	(560)
Stock-based compensation	—	—	471	—	—	—	—	471
Net income (loss)	—	—	—	774	—	—	(25)	749
Balance at March 31, 2024	9,332,420	$93	$77,742	$207,928	—	$—	$(264)	$285,499
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	March 31, 2025	September 30, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,663	$32,350
Receivables, net	4,174	5,832
Inventories	4,645	4,676
Prepaid expenses and other current assets	4,071	4,427
Total current assets	45,553	47,285
Property and equipment, net	283,442	280,075
Operating lease right-of-use assets, net	24,905	26,231
Notes receivable, net of current portion	4,031	4,174
Goodwill	62,524	61,911
Intangibles, net	167,383	163,461
Other assets	1,918	1,227
Total assets	$589,756	$584,364

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,652	$5,637
Accrued liabilities	18,161	20,280
Current portion of debt obligations, net	19,737	18,871
Current portion of operating lease liabilities	3,073	3,290
Total current liabilities	46,623	48,078
Deferred tax liability, net	21,451	22,693
Debt, net of current portion and debt discount and issuance costs	221,725	219,326
Operating lease liabilities, net of current portion	26,677	30,759
Other long-term liabilities	4,741	398
Total liabilities	321,217	321,254

Commitments and contingencies (Note 9)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 8,832,125 and 8,955,000 shares issued and outstanding as of March 31, 2025, and September 30, 2024, respectively	88	90
Additional paid-in capital	55,925	61,511
Retained earnings	212,772	201,759
Total RCIHH stockholders’ equity	268,785	263,360
Noncontrolling interests	(246)	(250)
Total equity	268,539	263,110
Total liabilities and equity	$589,756	$584,364
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet data as of September 30, 2024, were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2024, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 16, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Recent Accounting Standards and Pronouncements—continued
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on our consolidated statements of income in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, as clarified by ASU 2025-01, with early adoption permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this guidance on our financial statement disclosures.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands):

	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$24,575		$4,291	$—	$28,866	$25,946		$6,961	$—	$32,907
Sales of food and merchandise	5,519		3,892	—	9,411	5,346		5,722	—	11,068
Service revenues	22,870		42	—	22,912	23,562		2	—	23,564
Other revenues	4,577		4	106	4,687	4,518		86	140	4,744
	$57,541		$8,229	$106	$65,876	$59,372		$12,771	$140	$72,283

Recognized at a point in time	$57,129		$8,228	$106	$65,463	$58,949		$12,770	$140	$71,859
Recognized over time	412	*	1	—	413	423	*	1	—	424
	$57,541		$8,229	$106	$65,876	$59,372		$12,771	$140	$72,283

	Six Months Ended March 31, 2025					Six Months Ended March 31, 2024
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$51,610		$9,444	$—	$61,054	$52,182		$14,041	$—	$66,223
Sales of food and merchandise	11,255		8,262	—	19,517	10,586		11,284	—	21,870
Service revenues	47,048		45	—	47,093	48,681		2	—	48,683
Other revenues	9,352		65	278	9,695	8,956		175	283	9,414
	$119,265		$17,816	$278	$137,359	$120,405		$25,502	$283	$146,190

Recognized at a point in time	$118,440		$17,814	$278	$136,532	$119,549		$25,500	$283	$145,332
Recognized over time	825	*	2	—	827	856	*	2	—	858
	$119,265		$17,816	$278	$137,359	$120,405		$25,502	$283	$146,190
* Lease revenue (included in Other Revenues) as covered by ASC 842. All other revenues are covered by ASC 606.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenues—continued
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2024	Net Consideration Received	Recognized in Revenue	Balance at March 31, 2025
Ad revenue	$31	$247	$(185)	$93
Expo revenue	1	234	—	235
Franchise fees and other	67	33	(3)	97
	$99	$514	$(188)	$425
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
Below is the financial information related to the Company’s segments (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues (from external customers)
Nightclubs	$57,541	$59,372	$119,265	$120,405
Bombshells	8,229	12,771	17,816	25,502
Other	106	140	278	283
	$65,876	$72,283	$137,359	$146,190

Income (loss) from operations
Nightclubs	$14,603	$11,021	$35,485	$31,390
Bombshells	(227)	699	1,744	785
Other	(680)	(277)	(851)	(473)
Corporate	(5,525)	(6,786)	(14,301)	(13,880)
	$8,171	$4,657	$22,077	$17,822

Depreciation and amortization
Nightclubs	$3,158	$2,927	$6,129	$5,832
Bombshells	339	650	659	1,293
Other	14	2	27	4
Corporate	265	305	530	608
	$3,776	$3,884	$7,345	$7,737

Capital expenditures
Nightclubs	$692	$2,699	$2,246	$4,231
Bombshells	1,727	1,535	5,646	3,443
Other	352	2,205	437	3,703
Corporate	83	1,228	279	1,425
	$2,854	$7,667	$8,608	$12,802

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information—continued

	March 31, 2025	September 30, 2024
Total assets
Nightclubs	$462,985	$454,892
Bombshells	75,413	79,091
Other	19,702	14,197
Corporate	31,656	36,184
	$589,756	$584,364
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs, Other, and Corporate segments for the three months ended March 31, 2025, amounting to $4.9 million, $45,000, and $0, respectively, and for the six months ended March 31, 2025, amounting to $9.6 million, $45,000, and $385,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and six months ended March 31, 2025, amounting to $65,000 and $137,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs, Other, and Corporate segments for the three months ended March 31, 2024, amounting to $4.6 million, $0, and $21,000, respectively, and for the six months ended March 31, 2024, amounting to $9.1 million, $0, and $248,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and six months ended March 31, 2024, amounting to $89,000 and $128,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
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
5. Selected Account Information
The components of receivables, net are as follows (in thousands):

	March 31, 2025	September 30, 2024
Credit card receivables	$1,957	$2,056
Income tax refundable	—	2,017
ATM in-transit	888	877
Current portion of notes receivable	325	269
Other (net of allowance for doubtful accounts of $70 and $42, respectively)	1,004	613
Total receivables, net	$4,174	$5,832
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Selected Account Information—continued
The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31, 2025	September 30, 2024
Prepaid insurance	$1,814	$2,792
Prepaid legal	71	177
Prepaid taxes and licenses	797	522
Prepaid rent	516	322
Other	873	614
Total prepaid expenses and other current assets	$4,071	$4,427
The components of accrued liabilities are as follows (in thousands):

	March 31, 2025	September 30, 2024
Insurance	$861	$2,390
Sales and liquor taxes	2,455	2,440
Payroll and related costs	4,772	4,676
Property taxes	1,870	3,347
Interest	588	568
Patron tax	826	1,024
Unearned revenues	425	99
Income taxes	572	—
Lawsuit settlement	2,050	1,985
Construction in progress	740	1,012
Estimated self-insurance liability	1,119	—
Other	1,883	2,739
Total accrued liabilities	$18,161	$20,280
The components of other long-term liabilities are as follows (in thousands):

	March 31, 2025	September 30, 2024
Estimated self-insurance liability	$4,348	$—
Other	393	398
Total other long-term liabilities	$4,741	$398

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Selected Account Information—continued
The components of selling, general and administrative expenses are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Taxes and permits	$3,418	$3,967	$7,246	$8,009
Advertising and marketing	2,601	2,993	5,563	6,467
Supplies and services	2,468	2,736	4,956	5,431
Insurance	2,823	3,265	8,106	6,580
Legal	1,369	1,116	2,755	1,849
Lease	1,537	1,785	3,139	3,609
Charge card fees	1,650	1,682	3,398	3,414
Utilities	1,508	1,462	2,879	2,947
Security	1,018	1,287	2,102	2,698
Stock-based compensation	118	471	588	941
Accounting and professional fees	1,177	1,136	2,311	2,322
Repairs and maintenance	1,288	1,114	2,491	2,213
Other	1,925	1,639	3,573	3,374
Total selling, general and administrative expenses	$22,900	$24,653	$49,107	$49,854
The components of impairments and other charges (gains), net are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Impairment of assets	$1,780	$8,033	$1,780	$8,033
Settlement of lawsuits	127	167	306	167
Loss (gain) on sale of businesses and assets	220	(5)	(1,186)	(8)
Gain on insurance	—	—	(1,017)	—
Total impairments and other charges (gains), net	$2,127	$8,195	$(117)	$8,192
During the quarter ended March 31, 2025, we recorded $1.8 million in SOB license impairment related to four clubs. During the quarter ended March 31, 2024, we recorded $4.4 million in SOB license impairment related to four clubs, $2.9 million in goodwill impairment related to two clubs, and $693,000 in tradename impairment related to one club.
During the quarter ended December 31, 2024, we sold Bombshells Austin for a gain of $1.3 million. See Note 13.
During the quarter ended December 31, 2024, we received insurance recovery amounting to $1.15 million for a club razed by fire in a prior period.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Debt
On November 26, 2024, the Company converted a bank loan secured on October 10, 2022 to purchase real property into a construction loan with the same bank lender. The old loan had a remaining principal balance of $2.4 million. The new construction loan has maximum principal limit of $6.3 million and has a term of 204 months. The loan bears an interest rate of 6.99% per annum for the first five years after which will adjust annually to a new rate equal to the then-current Wall Street Journal Prime Rate plus 0.25% per annum, with a floor of 6.99% per annum. The loan is payable interest-only during the first 24 months, then payable for the next 36 months in equal installments of $60,162 in principal and interest, after which will be payable based on the adjusted interest rate for the next 143 months, with the remaining principal and accrued interest payable at maturity. There are certain financial covenants with which the Company is to be in compliance related to this loan.
On January 21, 2025, in relation to a club acquisition (see Note 13), the Company executed a promissory note for $5.0 million with the seller. The 8% promissory note is payable 59 monthly installments of $67,718 in principal and interest, with the balance of principal and accrued interest payable at maturity.
On February 26, 2025, the Company extended its line-of-credit facility with a lender bank for a maximum availability of $5.0 million to mature on June 7, 2025. All other terms and conditions in the original line-of-credit remain unchanged.
Future maturities of debt obligations as of March 31, 2025, are as follows (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
April 2025 - March 2026	$15,841	$4,400	$20,241
April 2026 - March 2027	15,049	11,376	26,425
April 2027 - March 2028	15,551	8,556	24,107
April 2028 - March 2029	15,938	2,651	18,589
April 2029 - March 2030	14,865	2,524	17,389
Thereafter	52,013	85,365	137,378
	$129,257	$114,872	$244,129
On April 7, 2025, in relation to a club acquisition (see Note 13), the Company executed a seller-financed promissory note for $2.5 million bearing an interest of 7% per annum. The promissory note matures in five years and is payable in equal monthly installments of $49,503 in principal and interest.
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
Stock-based compensation, which is included in corporate segment selling, general and administrative expenses amounted to $118,000 and $588,000 during the three and six months ended March 31, 2025, respectively, and $471,000 and $941,000 during the three and six months ended March 31, 2024, respectively. As of March 31, 2025, we had unrecognized compensation cost amounting to $1.4 million related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 0.9 years.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Stock-based Compensation—continued
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter, provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not vested, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37.
The following table summarizes information about stock option activity during the six months ended March 31, 2025, under the 2022 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2024	300,000
Granted	—
Exercised	—
Forfeited	(20,000)	$100.00
Outstanding at March 31, 2025	280,000	$100.00	1.7	$—

Exercisable at March 31, 2025	230,000	$100.00	1.7	$—
For the three and six months ended March 31, 2025, and 2024, we excluded the impact of 300,000 stock options from the calculation of diluted earnings per share because their effect was anti-dilutive. Aside from the outstanding stock options, there were no other potentially dilutive securities for inclusion in the calculation of diluted earnings per share.
8. Income Taxes
Income tax expense was $1.1 million and $2.9 million during the three and six months ended March 31, 2025, respectively, and $5,000 and $1.8 million during the three and six months ended March 31, 2024, respectively. The effective income tax rate was 25.1% and 19.2% for the three and six months ended March 31, 2025, respectively, and 0.7% and 18.4% for the three and six months ended March 31, 2024, respectively. The disproportionate tax rates during the three months ended March 31, 2024, were caused by the small amount of pre-tax income during the quarter and the reduction of the then-expected annual effective tax rate. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below (dollars in thousands).

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	%	Amount	%
Federal statutory income tax expense	$895	21.0%	$158	21.0%
State income taxes, net of federal benefit	116	2.7%	39	5.2%
Permanent differences	20	0.5%	36	4.8%
Tax credits	(209)	(4.9)%	(228)	(30.2)%
Other	246	5.8%	—	—%
Total income tax expense	$1,068	25.1%	$5	0.7%

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Income Taxes—continued

	Six Months Ended March 31, 2025		Six Months Ended March 31, 2024
	Amount	%	Amount	%
Federal statutory income tax expense	$3,187	21.0%	$2,057	21.0%
State income taxes, net of federal benefit	416	2.7%	349	3.6%
Permanent differences	127	0.8%	78	0.8%
Tax credits	(979)	(6.5)%	(680)	(6.9)%
Other	164	1.1%	—	—%
Total income tax expense	$2,915	19.2%	$1,804	18.4%
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015 and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As previously stated, since October 25, 2013, the Company has obtained general liability coverage from other insurers, which have covered and/or will cover any claims arising from actions after that date. As of March 31, 2025, we have 1 remaining unresolved claim out of the original 71 claims.

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
The Company recorded lawsuit settlements incurred amounting to $127,000 and $306,000 for the three and six months ended March 31, 2025, respectively, and $167,000 and $167,000 for the three and six months ended March 31, 2024, respectively. As of March 31, 2025, and September 30, 2024, the Company has accrued $2.1 million and $2.0 million, respectively, related to settlement of lawsuits, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.
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
We record a liability for unresolved claims and for an estimate of incurred but not reported claims based on historical experience. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims development history, and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances. We recorded estimated self-insurance expense amounting to $4.1 million during the quarter ended December 31, 2024, and $1.4 million during the quarter ended March 31, 2025.
10. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of March 31, 2025 and September 30, 2024, was $137.3 million and $135.3 million, respectively.
Included in the debt balance as of March 31, 2025, and September 30, 2024, are notes borrowed from related parties—one note for $500,000 (from Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Nottingham Creations, and previously Sherwood Forest Creations, LLC, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Nottingham Creations is owned by a brother of Eric Langan (as was Sherwood Forest). Amounts billed to us for goods and services provided by Nottingham Creations and Sherwood Forest were $3,974 and $6,754 during the three and six months ended March 31, 2025, respectively, and $202,700 and $344,798 during the three and six months ended March 31, 2024, respectively. As of March 31, 2025, and September 30, 2024, we owed Nottingham Creations and Sherwood Forest $3,312 and $18,700, respectively, in unpaid billings.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Related Party Transactions—continued
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2025 and 2024. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three and six months ended March 31, 2025, respectively, and $0 and $0 for the three and six months ended March 31, 2024, respectively. Amounts billed directly to the Company were $681 and $1,401 for the three and six months ended March 31, 2025, respectively, and $228 and $3,160 for the three and six months ended March 31, 2024, respectively. As of March 31, 2025, and September 30, 2024, the Company owed TW Mechanical $227 and $0, respectively, in unpaid direct billings.
11. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and six months ended March 31, 2025, and 2024 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Operating lease expense – fixed payments	$1,079	$1,292	$2,188	$2,584
Variable lease expense	364	411	759	861
Short-term and other lease expense (includes $89 and $118 recorded in advertising and marketing for the three months ended March 31, 2025, and 2024, respectively, and $191 and $225 for the six months ended March 31, 2025, and 2024, respectively; and $133 and $147 recorded in repairs and maintenance for the three months ended March 31, 2025, and 2024, respectively, and $275 and $288 for the six months ended March 31, 2025, and 2024, respectively; see Note 5)	316	347	658	677
Sublease income	—	—	—	—
Total lease expense, net	$1,759	$2,050	$3,605	$4,122

Other information:
Operating cash outflows from operating leases	$1,821	$2,016	$3,779	$4,049
Weighted average remaining lease term – operating leases			9.3 years	10.1 years
Weighted average discount rate – operating leases			5.7%	5.8%
Future maturities of operating lease liabilities as of March 31, 2025, are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
April 2025 - March 2026	$3,073	$1,540	$4,613
April 2026 - March 2027	3,254	1,357	4,611
April 2027 - March 2028	2,860	1,175	4,035
April 2028 - March 2029	2,652	1,015	3,667
April 2029 - March 2030	2,476	858	3,334
Thereafter	15,435	2,497	17,932
	$29,750	$8,442	$38,192

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Supplemental Disclosure of Cash Flow Information
The following table sets forth certain cash and noncash activities (in thousands), as follows:

	Six Months Ended March 31,
	2025	2024
Cash paid for interest, net of amounts capitalized	$7,890	$7,877
Cash paid for income taxes	$1,619	$2,510
Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$5,000	$—
Note receivable from sale of businesses and assets	$60	$—
Unpaid excise tax on stock repurchases	$62	$35
Unpaid liabilities on capital expenditures	$1,170	$1,244
Subsequent to the balance sheet date through May 9, 2025, we repurchased 33,875 shares of our common stock at an average price of $39.80 per share.
13. Acquisitions and Dispositions
Sale of Bombshells Austin
On November 14, 2024, the Company sold Bombshells Austin for $70,000 in cash and $60,000 in a 6% 12-month promissory note. The Company recognized a $1.3 million gain on the sale.
Flight Club
On January 21, 2025, the Company completed the acquisition of a club in the Detroit, Michigan, market for a total agreed acquisition price of $11.0 million, consisting of $3.0 million in cash and $5.0 million in a seller-financed 8.0% promissory note (see Note 6) for the club, and $3.0 million in cash for the associated real estate.
The preliminary fair value of the consideration is as follows (in thousands):

Cash	$6,000
Note payable	5,000
Total fair value of consideration	$11,000
We recognized the assets and liabilities for this acquisition based on our estimates of their acquisition date fair values in our Nightclubs reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets are provisional pending the completion of the final valuations for those assets. Based on the allocation of the preliminary fair value of the acquisition price and subject to any working capital adjustments, the amount of goodwill is estimated at $613,000. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired, which is essentially the forward earnings potential of the acquired club and our entry into a new market. Goodwill will not be amortized but will be tested at least annually for impairment. Approximately $613,000 of the recognized goodwill will be deductible for income tax purposes.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Acquisitions and Dispositions—continued
The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of January 21, 2025:

Current assets	$73
Property and equipment	3,305
Licenses	5,928
Tradename	1,081
Total net assets acquired	10,387
Goodwill	613
Total fair value of net assets acquired	$11,000
Licenses and tradename will not be amortized but will be tested at least annually for impairment.
In connection with this acquisition, we incurred approximately $114,000 and $141,000 in acquisition-related expenses during the three and six months ended March 31, 2025, respectively, which are included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income.
From the date of acquisition until March 31, 2025, the acquired club contributed the following, which are included in our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025
Revenues	$681	$681
Income from operations	$184	$184
We have not yet received the fiscal 2024 financial statements from the seller, therefore, we could not provide supplemental pro forma information for the combined entities.
Sale of Aurora CO Property
On March 31, 2025, the Company sold a real estate property in Aurora, Colorado, for $825,000. The Company recognized a loss of $88,000 on the sale, including closing costs.
Platinum West
On April 7, 2025, the Company completed the acquisition of a club in West Columbia, South Carolina, for a total purchase price of $8.0 million, consisting of $3.75 million cash and $2.5 million in a seller-financed 7% promissory note (see Note 6) for the club, and $1.75 million cash for the associated real estate. As of the filing of this report, we have not completed our valuation and do not have estimates of fair value for the acquired assets and any assumed liability, if any.

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
Through our subsidiaries, as of March 31, 2025, we operated a total of 67 establishments that offer live adult entertainment. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
During the three and six months ended March 31, 2025, except as mentioned above, there were no significant changes in our accounting policies and estimates.

Results of Operations
Highlights of the Company's operating results and cash flows are as follows, with comparisons against the same period of the prior year:
Second Quarter Ended March 31, 2025
•Total revenues were $65.9 million compared to $72.3 million during the comparable prior-year quarter, a 8.9% decrease (Nightclubs revenue of $57.5 million compared to $59.4 million, a 3.1% decrease; and Bombshells revenue of $8.2 million compared to $12.8 million, an 35.6% decrease)
•Consolidated same-store sales decreased by 4.7% (Nightclubs decreased by 3.5%, while Bombshells decreased by 13.4%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) this quarter of $0.36 compared to $0.08 during the comparable prior-year quarter (non-GAAP diluted EPS* of $0.65 compared to $0.90)
•Net cash provided by operating activities was $8.5 million compared to $10.8 million during the comparable prior-year quarter, a 21.1% decrease (free cash flow* of $6.9 million compared to $8.8 million, a 21.4% decrease)
Year-to-Date Period Ended March 31, 2025
•Total revenues $137.4 million compared to $146.2 million during the comparable prior-year six-month period, a 6.0% decrease (Nightclubs revenue of $119.3 million compared to $120.4 million, a 0.9% decrease; and Bombshells revenue of $17.8 million compared to $25.5 million, a 30.1% decrease)
•Consolidated same-store sales decreased by 1.2% (Nightclubs same-store sales were flat, while Bombshells decreased by 10.4%)
•Basic and diluted EPS for the current six months was $1.38 compared to $0.85 during the comparable prior-year period (non-GAAP diluted EPS* of $1.46 compared to $1.76)
•Net cash provided by operating activities was $21.9 million compared to $24.5 million during the comparable prior-year period, a 10.5% decrease (free cash flow* of $19.0 million compared to $21.5 million, a 11.5% decrease)
* Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.
Revenues
Consolidated revenues for the second quarter decreased by $6.4 million, or 8.9%, versus the comparable prior-year quarter due primarily to the $4.5 million impact of closed locations and the $3.1 million impact of the 4.7% decline in consolidated same-store sales, partially offset by a $869,000 increase in sales from new locations and the $326,000 impact of reopened clubs that were rebranded.
Consolidated revenues for the six-month period decreased by $8.8 million, or 6.0%, versus the comparable prior-year six-month period primarily due to $8.5 million impact of closed locations and the $1.6 million impact of the 1.2% decline in consolidated same-store sales, partially offset by a $920,000 increase in sales from new locations and the $382,000 impact of reopened clubs that were rebranded.
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

Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended March 31, 2025	Mix	Three Months Ended March 31, 2024	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$24,575	42.7%	$25,946	43.7%	$(1,371)	(5.3)%
Sales of food and merchandise	5,519	9.6%	5,346	9.0%	173	3.2%
Service revenues	22,870	39.7%	23,562	39.7%	(692)	(2.9)%
Other revenues	4,577	8.0%	4,518	7.6%	59	1.3%
	57,541	100.0%	59,372	100.0%	(1,831)	(3.1)%
Bombshells
Sales of alcoholic beverages	4,291	52.1%	6,961	54.5%	(2,670)	(38.4)%
Sales of food and merchandise	3,892	47.3%	5,722	44.8%	(1,830)	(32.0)%
Service revenues	42	0.5%	2	0.0%	40	2000.0%
Other revenues	4	—%	86	0.7%	(82)	(95.3)%
	8,229	100.0%	12,771	100.0%	(4,542)	(35.6)%
Other
Other revenues	106	100.0%	140	100.0%	(34)	(24.3)%
	$65,876		$72,283		$(6,407)	(8.9)%

	Six Months Ended March 31, 2025	Mix	Six Months Ended March 31, 2024	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$51,610	43.3%	$52,182	43.3%	$(572)	(1.1)%
Sales of food and merchandise	11,255	9.4%	10,586	8.8%	669	6.3%
Service revenues	47,048	39.4%	48,681	40.4%	(1,633)	(3.4)%
Other revenues	9,352	7.8%	8,956	7.4%	396	4.4%
	119,265	100.0%	120,405	100.0%	(1,140)	(0.9)%
Bombshells
Sales of alcoholic beverages	9,444	53.0%	14,041	55.1%	(4,597)	(32.7)%
Sales of food and merchandise	8,262	46.4%	11,284	44.2%	(3,022)	(26.8)%
Service revenues	45	0.3%	2	0.0%	43	2150.0%
Other revenues	65	0.4%	175	0.7%	(110)	(62.9)%
	17,816	100.0%	25,502	100.0%	(7,686)	(30.1)%
Other
Other revenues	278	100.0%	283	100.0%	(5)	(1.8)%
	$137,359		$146,190		$(8,831)	(6.0)%
Nightclubs revenues decreased by 3.1% during the second quarter compared to the same quarter last year primarily due to the $2.0 million impact of the decrease in same-store sales and the $792,000 impact of closed clubs, partially offset by the $681,000 contribution of a newly acquired club and a $326,000 impact from newly rebranded clubs. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales decreased by 3.5%. By type of revenue, alcoholic beverage sales decreased by 5.3%; food, merchandise and other revenue increased by 2.4%; while service revenues decreased by 2.9%.
For the six-month period, Nightclubs revenues decreased by 0.9% primarily due to the $2.2 million impact of closed clubs, partially offset by the $681,000 contribution of a newly acquired club and a $382,000 impact from newly rebranded clubs. Same-store sales for the six-month period was flat. By type of revenue, alcoholic beverage sales decreased by 1.1%; food, merchandise and other revenue increased by 5.4%; while service revenues decreased by 3.4%.

Bombshells second quarter revenues decreased by 35.6%, which was primarily due to the $3.7 million impact of closed or sold locations and the $1.1 million impact of the decrease in same-store sales, partially offset by the increase caused by sales from a new location. By type of revenue, food and merchandise sales decreased by 32.0% while alcoholic beverage sales decreased by 38.4%.
For the six-month period, Bombshells revenues decreased by 30.1%, which was primarily caused by the $6.3 million impact of closed or sold locations and the $1.7 million impact from same-store sales decline. By type of revenue, food and merchandise sales decreased by 26.8% while alcoholic beverage sales decreased by 32.7%.
Operating Expenses
Total operating expenses, as a percent of revenues, decreased to 87.6% from 93.6% from last year’s second quarter, and decreased to 83.9% from 87.8% for the six-month period. Year-over-year change was a $9.9 million decrease, or 14.7%, for the second quarter and a $13.1 million decrease, or 10.2%, for the six-month period. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the second quarter decreased by $1.5 million, or 15.2%, and for the six-month period decreased by $2.4 million, or 11.8%, mainly due to lower sales. As a percent of total revenues, cost of goods sold decreased to 12.8% from 13.7% for the second quarter and decreased to 13.0% from 13.9% for the six-month period. Nightclubs cost of goods sold during the quarter decreased to 11.3% from 11.6%, while Bombshells cost of goods sold decreased to 22.9% from 23.5%. For the six-month period, Nightclubs cost of goods sold decreased to 11.4% from 11.8%, while Bombshells cost of goods sold slightly decreased to 23.4% from 23.6%.
Cost of goods sold by segment is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Nightclubs	$6,512	$6,887	$13,636	$14,197
Bombshells	1,882	3,007	4,174	6,023
Other	17	25	82	58
	$8,411	$9,919	$17,892	$20,278
Salaries and wages. Salaries and wages decreased by $484,000, or 2.3%, for the quarter and decreased by $1.3 million, or 3.0%, for the six-month period mainly due to closed locations. As a percent of total revenues, salaries and wages increased to 31.1% from 29.0% for the quarter and increased to 29.9% from 28.9% for the six-month period mainly due to lower sales. Nightclubs increased to 24.5% from 22.5% for the quarter and increased to 23.5% from 22.3% for the six-month period. Bombshells increased to 33.9% from 29.0% for the quarter and increased to 31.4% from 30.1% for the six-month period. Corporate slightly decreased to 4.8% from 5.2% for the quarter and decreased to 5.0% from 5.1% for the six-month period.
Salaries and wages by segment are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Nightclubs	$14,091	$13,377	$28,021	$26,833
Bombshells	2,791	3,708	5,598	7,667
Other	450	160	555	328
Corporate	3,159	3,730	6,881	7,479
	$20,491	$20,975	$41,055	$42,307

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased by $1.8 million, or 7.1%, for the quarter and decreased by $747,000, or 1.5%, for the six-month period. Dollar amounts in the tables below are in thousands, except percentages.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$3,418	5.2%	$3,967	5.5%	$549	13.8%
Advertising and marketing	2,601	3.9%	2,993	4.1%	392	13.1%
Supplies and services	2,468	3.7%	2,736	3.8%	268	9.8%
Insurance	2,823	4.3%	3,265	4.5%	442	13.5%
Legal	1,369	2.1%	1,116	1.5%	(253)	(22.7)%
Lease	1,537	2.3%	1,785	2.5%	248	13.9%
Charge card fees	1,650	2.5%	1,682	2.3%	32	1.9%
Utilities	1,508	2.3%	1,462	2.0%	(46)	(3.1)%
Security	1,018	1.5%	1,287	1.8%	269	20.9%
Stock-based compensation	118	0.2%	471	0.7%	353	74.9%
Accounting and professional fees	1,177	1.8%	1,136	1.6%	(41)	(3.6)%
Repairs and maintenance	1,288	2.0%	1,114	1.5%	(174)	(15.6)%
Other	1,925	2.9%	1,639	2.3%	(286)	(17.4)%
Total selling, general and administrative expenses	$22,900	34.8%	$24,653	34.1%	$1,753	7.1%

	Six Months Ended March 31, 2025		Six Months Ended March 31, 2024		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$7,246	5.3%	$8,009	5.5%	$763	9.5%
Advertising and marketing	5,563	4.0%	6,467	4.4%	904	14.0%
Supplies and services	4,956	3.6%	5,431	3.7%	475	8.7%
Insurance	8,106	5.9%	6,580	4.5%	(1,526)	(23.2)%
Legal	2,755	2.0%	1,849	1.3%	(906)	(49.0)%
Lease	3,139	2.3%	3,609	2.5%	470	13.0%
Charge card fees	3,398	2.5%	3,414	2.3%	16	0.5%
Utilities	2,879	2.1%	2,947	2.0%	68	2.3%
Security	2,102	1.5%	2,698	1.8%	596	22.1%
Stock-based compensation	588	0.4%	941	0.6%	353	37.5%
Accounting and professional fees	2,311	1.7%	2,322	1.6%	11	0.5%
Repairs and maintenance	2,491	1.8%	2,213	1.5%	(278)	(12.6)%
Other	3,573	2.6%	3,374	2.3%	(199)	(5.9)%
Total selling, general and administrative expenses	$49,107	35.8%	$49,854	34.1%	$747	1.5%
Most of the decreases in selling, general and administrative expenses come from closed or sold Bombshells locations and from lower variable expenses caused by lower sales. Insurance expense increased due to the estimated self-insurance for general liability and liquor liability. Legal expenses increased due mainly to the increase in ongoing cases.

Selling, general and administrative expenses by segment are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Nightclubs	$17,207	$16,953	$34,846	$33,947
Bombshells	3,285	4,703	6,812	9,730
Other	305	230	465	366
Corporate	2,103	2,767	6,984	5,811
	$22,900	$24,653	$49,107	$49,854
Depreciation and amortization. Depreciation and amortization decreased by $108,000, or 2.8%, during the quarter and decreased by $392,000, or 5.1%, during the six-month period primarily due to closed locations.
Depreciation and amortization expenses by segment are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Nightclubs	$3,158	$2,927	$6,129	$5,832
Bombshells	339	650	659	1,293
Other	14	2	27	4
Corporate	265	305	530	608
	$3,776	$3,884	$7,345	$7,737
Impairment and other charges (gains), net. Impairment and other charges (gains), net changed mainly due to the sale during the first quarter of our Bombshells location in Austin, Texas, which was significantly impaired in a prior period; the insurance recovery during the first quarter for a club razed by fire in a prior period; and the decrease in impairment of assets during the current quarter and the six-month period compared to last year. See Note 5 to our unaudited condensed consolidated financial statements.
Impairment and other charges (gains), net by segment are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Nightclubs	$1,970	$8,207	$1,148	$8,206
Bombshells	159	4	(1,171)	4
Other	—	—	—	—
Corporate	(2)	(16)	(94)	(18)
	$2,127	$8,195	$(117)	$8,192
Income (Loss) from Operations
For the three months ended March 31, 2025, and 2024, our consolidated operating margin was 12.4% and 6.4%, respectively, while for the six months ended March 31, 2025, and 2024, our consolidated operating margin was 16.1% and 12.2%, respectively. Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Nightclubs	$14,603	$11,021	$35,485	$31,390
Bombshells	(227)	699	1,744	785
Other	(680)	(277)	(851)	(473)
Corporate	(5,525)	(6,786)	(14,301)	(13,880)
	$8,171	$4,657	$22,077	$17,822

Excluding certain items, the three months ended March 31, 2025, and 2024 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 32.

	Three Months Ended March 31, 2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$14,603	$(227)	$(680)	$(5,525)	$8,171
Amortization of intangibles	572	1	—	4	577
Impairment of assets	1,780	—	—	—	1,780
Settlement of lawsuits	97	30	—	—	127
Stock-based compensation	—	—	—	118	118
Loss (gain) on sale of businesses and assets	93	129	—	(2)	220
Non-GAAP operating income (loss)	$17,145	$(67)	$(680)	$(5,405)	$10,993

GAAP operating margin	25.4%	(2.8)%	(641.5)%	(8.4)%	12.4%
Non-GAAP operating margin	29.8%	(0.8)%	(641.5)%	(8.2)%	16.7%

	Three Months Ended March 31, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$11,021	$699	$(277)	$(6,786)	$4,657
Amortization of intangibles	589	47	—	4	640
Impairment of assets	8,033	—	—	—	8,033
Settlement of lawsuits	167	—	—	—	167
Stock-based compensation	—	—	—	471	471
Loss (gain) on sale of businesses and assets	7	4	—	(16)	(5)
Non-GAAP operating income (loss)	$19,817	$750	$(277)	$(6,327)	$13,963

GAAP operating margin	18.6%	5.5%	(197.9)%	(9.4)%	6.4%
Non-GAAP operating margin	33.4%	5.9%	(197.9)%	(8.8)%	19.3%

Excluding certain items, the six months ended March 31, 2025, and 2024 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands).

	Six Months Ended March 31, 2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$35,485	$1,744	$(851)	$(14,301)	$22,077
Amortization of intangibles	1,146	2	—	9	1,157
Impairment of assets	1,780	—	—	—	1,780
Settlement of lawsuits	276	30	—	—	306
Stock-based compensation	—	—	—	588	588
Loss (gain) on sale of businesses and assets	109	(1,201)	—	(94)	(1,186)
Gain on insurance	(1,017)	—	—	—	(1,017)
Non-GAAP operating income (loss)	$37,779	$575	$(851)	$(13,798)	$23,705

GAAP operating margin	29.8%	9.8%	(306.1)%	(10.4)%	16.1%
Non-GAAP operating margin	31.7%	3.2%	(306.1)%	(10.0)%	17.3%

	Six Months Ended March 31, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$31,390	$785	$(473)	$(13,880)	$17,822
Amortization of intangibles	1,180	110	—	9	1,299
Impairment of assets	8,033	—	—	—	8,033
Settlement of lawsuits	167	—	—	—	167
Stock-based compensation	—	—	—	941	941
Loss (gain) on sale of businesses and assets	6	4	—	(18)	(8)
Non-GAAP operating income (loss)	$40,776	$899	$(473)	$(12,948)	$28,254

GAAP operating margin	26.1%	3.1%	(167.1)%	(9.5)%	12.2%
Non-GAAP operating margin	33.9%	3.5%	(167.1)%	(8.9)%	19.3%
Other Income/Expenses
During the second quarter, interest expense increased by $49,000, or 1.2%, while interest income increased by $43,000, or 44.8%. During the six-month period, interest expense decreased by $15,000, or 0.2%, while interest income increased by $128,000, or 67.4%. Gain on lease termination was from a settlement of lease obligation related to a closed Bombshells unit during the first quarter.
Our total occupancy costs, which we define as the sum of operating lease expense and interest expense, were $5.6 million and $5.8 million for the quarters ended March 31, 2025, and 2024, respectively, and $11.3 million and $11.8 million for the six months ended March 31, 2025, and 2024, respectively. As a percentage of revenue, total occupancy costs were 8.5% and 8.0% during the quarters ended March 31, 2025, and 2024, respectively, and 8.3% and 8.1% during the six months ended March 31, 2025, and 2024, respectively. Although total occupancy costs decreased in dollars, percentages based on revenue increased due to lower sales.

Income Taxes
Income tax expense was $1.1 million and $2.9 million during the three and six months ended March 31, 2025, respectively, and $5,000 and $1.8 million during the three and six months ended March 31, 2024, respectively. The effective income tax rate was 25.1% and 19.2% for the three and six months ended March 31, 2025, respectively, and 0.7% and 18.4% for the three and six months ended March 31, 2024, respectively. The disproportionate tax rates during the three months ended March 31, 2024, were caused by the small amount of pre-tax income during the quarter and the reduction of the then-expected annual effective tax rate. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below (dollars in thousands).

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	%	Amount	%
Federal statutory income tax expense	$895	21.0%	$158	21.0%
State income taxes, net of federal benefit	116	2.7%	39	5.2%
Permanent differences	20	0.5%	36	4.8%
Tax credit	(209)	(4.9)%	(228)	(30.2)%
Other	246	5.8%	—	—%
Total income tax expense	$1,068	25.1%	$5	0.7%

	Six Months Ended March 31, 2025		Six Months Ended March 31, 2024
	Amount	%	Amount	%
Federal statutory income tax expense	$3,187	21.0%	$2,057	21.0%
State income taxes, net of federal benefit	416	2.7%	349	3.6%
Permanent differences	127	0.8%	78	0.8%
Tax credit	(979)	(6.5)%	(680)	(6.9)%
Other	164	1.1%	—	—%
Total income tax expense	$2,915	19.2%	$1,804	18.4%
Income taxes increased due to a higher pretax income in the current quarter and the six-month period.
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income or loss attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) settlement of lawsuits, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f)

stock-based compensation, (g) gains or losses on lease termination, and (h) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 18.1% and 18.4% effective tax rate of the pre-tax non-GAAP income before taxes for the six months ended March 31, 2025, and 2024, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income or loss attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) impairment of assets, (c) income tax expense, (d) net interest expense, (e) settlement of lawsuits, (f) gains or losses on sale of businesses and assets, (g) gains or losses on insurance, (h) stock-based compensation, and (i) gains or losses on lease termination. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.
The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2025, and 2024 (in thousands, except per share, number of shares, and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$3,231	$774	$12,255	$8,000
Income tax expense	1,068	5	2,915	1,804
Interest expense, net	3,909	3,903	7,882	8,025
Depreciation and amortization	3,776	3,884	7,345	7,737
Impairment of assets	1,780	8,033	1,780	8,033
Settlement of lawsuits	127	167	306	167
Stock-based compensation	118	471	588	941
Loss (gain) on sale of businesses and assets	220	(5)	(1,186)	(8)
Gain on insurance	—	—	(1,017)	—
Gain on lease termination	—	—	(979)	—
Adjusted EBITDA	$14,229	$17,232	$29,889	$34,699

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$3,231	$774	$12,255	$8,000
Amortization of intangibles	577	640	1,157	1,299
Impairment of assets	1,780	8,033	1,780	8,033
Settlement of lawsuits	127	167	306	167
Stock-based compensation	118	471	588	941
Loss (gain) on sale of businesses and assets	220	(5)	(1,186)	(8)
Gain on insurance	—	—	(1,017)	—
Gain on lease termination	—	—	(979)	—
Net income tax effect	(263)	(1,701)	47	(1,921)
Non-GAAP net income	$5,790	$8,379	$12,951	$16,511

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	8,861,854	9,350,292	8,891,638	9,358,768
GAAP diluted earnings per share	$0.36	$0.08	$1.38	$0.85
Amortization of intangibles	0.07	0.07	0.13	0.14
Impairment of assets	0.20	0.86	0.20	0.86
Settlement of lawsuits	0.01	0.02	0.03	0.02
Stock-based compensation	0.01	0.05	0.07	0.10
Loss (gain) on sale of businesses and assets	0.02	0.00	(0.13)	0.00
Gain on insurance	0.00	0.00	(0.11)	0.00
Gain on lease termination	0.00	0.00	(0.11)	0.00
Net income tax effect	(0.03)	(0.18)	0.01	(0.21)
Non-GAAP diluted earnings per share	$0.65	$0.90	$1.46	$1.76

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$8,171	$4,657	$22,077	$17,822
Amortization of intangibles	577	640	1,157	1,299
Impairment of assets	1,780	8,033	1,780	8,033
Settlement of lawsuits	127	167	306	167
Stock-based compensation	118	471	588	941
Loss (gain) on sale of businesses and assets	220	(5)	(1,186)	(8)
Gain on insurance	—	—	(1,017)	—
Non-GAAP operating income	$10,993	$13,963	$23,705	$28,254

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	12.4%	6.4%	16.1%	12.2%
Amortization of intangibles	0.9%	0.9%	0.8%	0.9%
Impairment of assets	2.7%	11.1%	1.3%	5.5%
Settlement of lawsuits	0.2%	0.2%	0.2%	0.1%
Stock-based compensation	0.2%	0.7%	0.4%	0.6%
Loss (gain) on sale of businesses and assets	0.3%	0.0%	(0.9)%	0.0%
Gain on insurance	0.0%	0.0%	(0.7)%	0.0%
Non-GAAP operating income	16.7%	19.3%	17.3%	19.3%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At March 31, 2025, our cash and cash equivalents were approximately $32.7 million compared to $32.4 million at September 30, 2024. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2025, we had negative working capital of $1.1 million compared to negative working capital of $793,000 as of September 30, 2024. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended March 31,
	2025	2024
Operating activities	$21,891	$24,469
Investing activities	(12,226)	(12,686)
Financing activities	(9,352)	(12,833)
Net increase (decrease) in cash and cash equivalents	$313	$(1,050)
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	Six Months Ended March 31,
	2025	2024
Net income	$12,259	$7,993
Depreciation and amortization	7,345	7,737
Deferred income tax benefit	(1,242)	(1,911)
Impairment of assets	1,780	8,033
Stock-based compensation	588	941
Net change in operating assets and liabilities	1,943	(230)
Other	(782)	1,906
Net cash provided by operating activities	$21,891	$24,469
Although income from operations in the current six-month period was higher than the comparable last year, net cash provided by operating activities during the six-month period decreased due to lower conversion of revenues earned to cash partially offset by lower payments of operating liabilities as compared to last year.
In view of self-insuring most of our general liability and liquor insurance programs, we expect our payments for expected losses for those programs to be volatile in the near future until we have fully established a trust to fund our estimated self-insurance liability.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	Six Months Ended March 31,
	2025	2024
Payments for property and equipment and intangible assets	$(8,608)	$(12,802)
Acquisition of businesses	(6,000)	—
Proceeds from sale of businesses and assets	1,085	—
Proceeds from insurance	1,150	—
Proceeds from notes receivable	147	116
Net cash used in investing activities	$(12,226)	$(12,686)
On January 21, 2025, the Company completed the acquisition of a club in the Detroit, Michigan, market for a total agreed acquisition price of $11.0 million, consisting of $3.0 million in cash and $5.0 million in a seller-financed 8.0% promissory note for the club, and $3.0 million in cash for the associated real estate. See Note 13.
On April 7, 2025, subsequent to the reporting date of this quarterly report, the Company completed the acquisition of a club in West Columbia, South Carolina, for a total purchase price of $8.0 million, consisting of $3.75 million cash and $2.5 million in a seller-financed 7% promissory note for the club, and $1.75 million cash for the associated real estate. See Note 13.
Following is a breakdown of our payments for property and equipment and intangible assets for the six months ended March 31, 2025, and 2024 (in thousands):

	Six Months Ended March 31,
	2025	2024
New facilities, equipment, and intangible assets	$5,721	$9,808
Maintenance capital expenditures	2,887	2,994
Total capital expenditures	$8,608	$12,802
The capital expenditures during the six months ended March 31, 2025, and 2024 were composed mostly of construction projects in-progress. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	Six Months Ended March 31,
	2025	2024
Proceeds from debt obligations	$8,396	$2,657
Payments on debt obligations	(10,321)	(10,630)
Purchase of treasury stock	(6,114)	(3,602)
Payment of dividends	(1,242)	(1,122)
Payment of loan origination costs	(71)	(136)
Net cash used in financing activities	$(9,352)	$(12,833)
We purchased 122,875 shares of our common stock at an average price of $49.76 during the six months ended March 31, 2025, while we purchased 65,219 shares of our common stock at an average price of $55.23 during the six months ended March 31, 2024. As of March 31, 2025, we have approximately $14.9 million authorization remaining to purchase additional shares.

We paid $0.07 per share in quarterly dividends during the two quarters ended March 31, 2025, while we paid $0.06 per share during the two quarters ended March 31, 2024.
See Note 6 to our unaudited condensed consolidated financial statements for future maturities of our debt obligations as of March 31, 2025.
We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the six months ended March 31, 2025, and 2024.
Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	Six Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$21,891	$24,469
Less: Maintenance capital expenditures	2,887	2,994
Free cash flow	$19,004	$21,475
Our free cash flow for the six-month period decreased by 11.5% compared to the comparable prior-year period primarily due to lower conversion of revenues earned to cash, partially offset by lower payments of operating liabilities in the current six-month period as compared to last year.
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

The following table presents a summary of such indicators for the six months ended March 31 (in thousands, except percentages):

	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Sales of alcoholic beverages	$61,054	(7.8)%	$66,223	10.8%	$59,786
Sales of food and merchandise	19,517	(10.8)%	21,870	2.4%	21,352
Service revenues	47,093	(3.3)%	48,683	(5.0)%	51,253
Other	9,695	3.0%	9,414	3.5%	9,094
Total revenues	$137,359	(6.0)%	$146,190	3.3%	$141,485
Net income attributable to RCIHH common stockholders	$12,255	53.2%	$8,000	(55.5)%	$17,970
Net cash provided by operating activities	$21,891	(10.5)%	$24,469	(22.8)%	$31,684
Adjusted EBITDA*	$29,889	(13.9)%	$34,699	(17.7)%	$42,149
Free cash flow*	$19,004	(11.5)%	$21,475	(22.7)%	$27,799
Debt (end of period)	$241,462	4.1%	$231,925	(5.6)%	$245,767
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
As of March 31, 2025, nine of the ten existing Bombshells restaurants were located in Texas, and one new location in Denver, Colorado. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2025, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2024.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2025. This determination is based on the previously reported material weaknesses management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
In our Annual Report for the year ended September 30, 2024, filed with the SEC on December 16, 2024, management concluded that our internal control over financial reporting was not effective as of September 30, 2024. In the evaluation, management identified material weaknesses in internal control related (1) ineffective design and operation of controls over certain information technology general controls ("ITGCs"), including program change management, user access, and vendor management controls; (2) ineffective design and operation of controls, which include management review controls, over the accounting for business combinations; and (3) ineffective design and operation of controls, which include management review controls, over the Company's assessments of potential impairment. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective as those controls could have been adversely impacted. We believe that these control deficiencies were a result of inadequate IT controls over the review of user access and imprecise documentation of procedures related to program change management. Additionally, we rely upon a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain outsourced IT service providers could not provide System and Organization Controls ("SOC") reports for periods that closely align with our fiscal year end. Given that management did not effectively assess the design and operation of these outsourced IT service providers’ internal controls, some of our controls over IT systems and business processes were also deemed ineffective, but only to the extent that we rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies may have an impact on our financial statements, account balances, and disclosures. Based on our evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2024.
Remediation Efforts to Address Material Weakness
Review of Accounting for Business Combinations
Additional controls are being evaluated to both increase precision of management’s review of each component of business combinations, and if necessary, retain the services of a third-party consultant to assist in the valuation and accounting for intangible assets acquired in a business combination.

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
Information Technology General Controls
As a result of the material weakness, we have initiated and will continue to implement remediation measures to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) strengthening and enhancing the review and documentation procedures in our controls over user access review; (ii) defining and communicating clear and concise program change management policy and procedures; (iii) enhancing the reporting requirements of accounting system audit logs; (iv) continue to evaluate options to mitigate risks associated with the lack of available SOC reports from third-party service providers; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the board of directors.
It is our belief that these added controls will effectively remediate the existing material weaknesses.
The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The intention of management is to remediate these material weaknesses prior to the end of fiscal 2025, but there are certain initiatives that are currently unfeasible, such as the lack of available SOC reports from third-party service providers, as mentioned above.
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See the “Legal Matters” section within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, except for such risks and uncertainties that may result from the additional disclosures in the “Legal Matters” and “Self-insurance Liability” sections within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended March 31, 2025, was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 1-31, 2025	17,750	$55.26	17,750	$16,835,748
February 1-28, 2025	18,125	$52.32	18,125	$15,887,458
March 1-31, 2025	21,000	$46.03	21,000	$14,920,779
	56,875	$50.92	56,875
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

101
The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Cash Flows, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Balance Sheets, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: May 12, 2025	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: May 12, 2025	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer