Form 10-Q
period 2025-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2025-08-11
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, 8,720,461 shares of the registrant’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,319	$2,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,237	11,638
Impairment of assets	1,780	25,964
Deferred income tax benefit	(2,200)	(6,419)
Stock-based compensation	980	1,412
Loss (gain) on sale of businesses and assets	(1,226)	116
Amortization of debt discount and issuance costs	420	462
Noncash lease expense	2,002	2,318
Gain on insurance	(1,879)	—
Doubtful accounts expense on notes receivable	27	22
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	1,271	3,052
Inventories	90	(212)
Prepaid expenses, other current, and other assets	400	(3,484)
Accounts payable, accrued, and other liabilities	6,463	2,591
Net cash provided by operating activities	35,684	40,233
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	1,086	1,950
Proceeds from insurance	1,893	—
Proceeds from notes receivable	223	179
Payments for property and equipment and intangible assets	(12,289)	(19,219)
Acquisition of businesses, net of cash acquired	(13,000)	—
Net cash used in investing activities	(22,087)	(17,090)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	9,175	22,657
Payments on debt obligations	(14,431)	(17,137)
Purchase of treasury stock	(9,158)	(12,775)
Payment of dividends	(1,856)	(1,674)
Payment of loan origination costs	(80)	(290)
Net cash used in financing activities	(16,350)	(9,219)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,753)	13,924
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	32,350	21,023
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$29,597	$34,947

See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues
Sales of alcoholic beverages	$30,780	$34,442	$91,834	$100,665
Sales of food and merchandise	10,037	11,736	29,554	33,606
Service revenues	25,169	25,268	72,262	73,951
Other	5,159	4,734	14,854	14,148
Total revenues	71,145	76,180	208,504	222,370
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,580	6,273	16,630	18,445
Food and merchandise sold	3,519	4,197	10,264	12,228
Service and other	36	36	133	111
Total cost of goods sold (exclusive of items shown separately below)	9,135	10,506	27,027	30,784
Salaries and wages	20,916	20,992	61,971	63,299
Selling, general and administrative	26,140	25,057	75,247	74,911
Depreciation and amortization	3,892	3,901	11,237	11,638
Impairments and other charges, net	2,349	18,260	2,232	26,452
Total operating expenses	62,432	78,716	177,714	207,084
Income (loss) from operations	8,713	(2,536)	30,790	15,286
Other income (expenses)
Interest expense	(4,032)	(4,240)	(12,232)	(12,455)
Interest income	117	130	435	320
Gain on lease termination and other	(5)	—	974	—
Income (loss) before income taxes	4,793	(6,646)	19,967	3,151
Income tax expense (benefit)	733	(1,426)	3,648	378
Net income (loss)	4,060	(5,220)	16,319	2,773
Net income attributable to noncontrolling interests	(2)	(13)	(6)	(6)
Net income (loss) attributable to RCIHH common stockholders	$4,058	$(5,233)	$16,313	$2,767

Earnings (loss) per share
Basic and diluted	$0.46	$(0.56)	$1.84	$0.30

Weighted average shares used in computing earnings (loss) per share
Basic and diluted	8,793,809	9,278,921	8,859,028	9,332,249
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2024	8,955,000	$90	$61,511	$201,759	—	$—	$(250)	$263,110
Purchase of treasury shares	—	—	—	—	(66,000)	(3,218)	—	(3,218)
Canceled treasury shares	(66,000)	(1)	(3,217)	—	66,000	3,218	—	—
Excise tax on stock repurchases	—	—	(33)	—	—	—	—	(33)
Payment of dividends ($0.07 per share)	—	—	—	(623)	—	—	—	(623)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	9,024	—	—	41	9,065
Balance at December 31, 2024	8,889,000	89	58,731	210,160	—	—	(209)	268,771
Purchase of treasury shares	—	—	—	—	(56,875)	(2,896)	—	(2,896)
Canceled treasury shares	(56,875)	(1)	(2,895)	—	56,875	2,896	—	—
Excise tax on stock repurchases	—	—	(29)	—	—	—	—	(29)
Payment of dividends ($0.07 per share)	—	—	—	(619)	—	—	—	(619)
Stock-based compensation	—	—	118	—	—	—	—	118
Net income (loss)	—	—	—	3,231	—	—	(37)	3,194
Balance at March 31, 2025	8,832,125	88	55,925	212,772	—	—	(246)	268,539
Purchase of treasury shares	—	—	—	—	(75,325)	(3,044)	—	(3,044)
Canceled treasury shares	(75,325)	(1)	(3,043)	—	75,325	3,044	—	—
Excise tax on stock repurchases	—	—	(30)	—	—	—	—	(30)
Payment of dividends ($0.07 per share)	—	—	—	(614)	—	—	—	(614)
Stock-based compensation	—	—	392	—	—	—	—	392
Net income	—	—	—	4,058	—	—	2	4,060
Balance at June 30, 2025	8,756,800	$87	$53,244	$216,216	—	$—	$(244)	$269,303

Balance at September 30, 2023	9,397,639	$94	$80,437	$201,050	—	$—	$(257)	$281,324
Purchase of treasury shares	—	—	—	—	(37,954)	(2,072)	—	(2,072)
Canceled treasury shares	(37,954)	—	(2,072)	—	37,954	2,072	—	—
Excise tax on stock repurchases	—	—	(20)	—	—	—	—	(20)
Payment of dividends ($0.06 per share)	—	—	—	(562)	—	—	—	(562)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	7,226	—	—	18	7,244
Balance at December 31, 2023	9,359,685	94	78,815	207,714	—	—	(239)	286,384
Purchase of treasury shares	—	—	—	—	(27,265)	(1,530)	—	(1,530)
Canceled treasury shares	(27,265)	(1)	(1,529)	—	27,265	1,530	—	—
Excise tax on stock repurchases	—	—	(15)	—	—	—	—	(15)
Payment of dividends ($0.06 per share)	—	—	—	(560)	—	—	—	(560)
Stock-based compensation	—	—	471	—	—	—	—	471
Net income (loss)	—	—	—	774	—	—	(25)	749
Balance at March 31, 2024	9,332,420	93	77,742	207,928	—	$—	(264)	285,499
Purchase of treasury shares	—	—	—	—	(202,630)	(9,173)	—	(9,173)
Canceled treasury shares	(202,630)	(2)	(9,171)	—	202,630	9,173	—	—
Excise tax on stock repurchases	—	—	(92)	—	—	—	—	(92)
Payment of dividends ($0.06 per share)	—	—	—	(552)	—	—	—	(552)
Stock-based compensation	—	—	471	—	—	—	—	471
Net income (loss)	—	—	—	(5,233)	—	—	13	(5,220)
Balance at June 30, 2024	9,129,790	$91	$68,950	$202,143	—	$—	$(251)	$270,933
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	June 30, 2025	September 30, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,347	$32,350
Receivables, net	4,606	5,832
Inventories	4,746	4,676
Prepaid expenses and other current assets	3,214	4,427
Assets held for sale	3,394	—
Total current assets	45,307	47,285
Property and equipment, net	282,246	280,075
Operating lease right-of-use assets, net	26,641	26,231
Notes receivable, net of current portion	3,939	4,174
Goodwill	70,236	61,911
Intangibles, net	166,942	163,461
Other assets	2,101	1,227
Total assets	$597,412	$584,364

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,406	$5,637
Accrued liabilities	21,764	20,280
Current portion of debt obligations, net	18,623	18,871
Current portion of operating lease liabilities	3,249	3,290
Total current liabilities	49,042	48,078
Deferred tax liability, net	20,493	22,693
Debt, net of current portion and debt discount and issuance costs	222,638	219,326
Operating lease liabilities, net of current portion	28,171	30,759
Other long-term liabilities	7,765	398
Total liabilities	328,109	321,254

Commitments and contingencies (Note 9)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 8,756,800 and 8,955,000 shares issued and outstanding as of June 30, 2025, and September 30, 2024, respectively	87	90
Additional paid-in capital	53,244	61,511
Retained earnings	216,216	201,759
Total RCIHH stockholders’ equity	269,547	263,360
Noncontrolling interests	(244)	(250)
Total equity	269,303	263,110
Total liabilities and equity	$597,412	$584,364
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet data as of September 30, 2024, were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2024, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 16, 2024. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands):

	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$26,338		$4,442	$—	$30,780	$27,413		$7,029	$—	$34,442
Sales of food and merchandise	5,914		4,123	—	10,037	5,904		5,832	—	11,736
Service revenues	25,166		3	—	25,169	25,103		165	—	25,268
Other revenues	4,918		41	200	5,159	4,403		113	218	4,734
	$62,336		$8,609	$200	$71,145	$62,823		$13,139	$218	$76,180

Recognized at a point in time	$61,524		$8,573	$200	$70,297	$62,411		$13,137	$218	$75,766
Recognized over time	812	*	36	—	848	412	*	2	—	414
	$62,336		$8,609	$200	$71,145	$62,823		$13,139	$218	$76,180

	Nine Months Ended June 30, 2025					Nine Months Ended June 30, 2024
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$77,948		$13,886	$—	$91,834	$79,595		$21,070	$—	$100,665
Sales of food and merchandise	17,169		12,385	—	29,554	16,490		17,116	—	33,606
Service revenues	72,214		48	—	72,262	73,784		167	—	73,951
Other revenues	14,270		106	478	14,854	13,359		288	501	14,148
	$181,601		$26,425	$478	$208,504	$183,228		$38,641	$501	$222,370

Recognized at a point in time	$179,964		$26,387	$478	$206,829	$181,960		$38,637	$501	$221,098
Recognized over time	1,637	*	38	—	1,675	1,268	*	4	—	1,272
	$181,601		$26,425	$478	$208,504	$183,228		$38,641	$501	$222,370
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Revenues—continued
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2024	Net Consideration Received	Recognized in Revenue	Balance at June 30, 2025
Ad revenue	$31	$344	$(297)	$78
Expo revenue	1	342	—	343
Franchise fees and other	67	372	(409)	30
	$99	$1,058	$(706)	$451
Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 5), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of income. Certain VIP cards to be issued as part of a settlement agreement (see Note 9) will be reclassified to unearned revenues upon issuance of the VIP cards.

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
Below is the financial information related to the Company’s segments (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues (from external customers)
Nightclubs	$62,336	$62,823	$181,601	$183,228
Bombshells	8,609	13,139	26,425	38,641
Other	200	218	478	501
	$71,145	$76,180	$208,504	$222,370

Income (loss) from operations
Nightclubs	$17,761	$13,640	$53,246	$45,030
Bombshells	87	(8,914)	1,831	(8,129)
Other	(441)	(108)	(1,292)	(581)
Corporate	(8,694)	(7,154)	(22,995)	(21,034)
	$8,713	$(2,536)	$30,790	$15,286

Depreciation and amortization
Nightclubs	$3,311	$2,996	$9,440	$8,828
Bombshells	302	615	961	1,908
Other	13	3	40	7
Corporate	266	287	796	895
	$3,892	$3,901	$11,237	$11,638

Capital expenditures
Nightclubs	$1,972	$2,424	$4,218	$6,655
Bombshells	1,278	1,684	6,924	5,127
Other	325	2,288	762	5,991
Corporate	106	21	385	1,446
	$3,681	$6,417	$12,289	$19,219

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information—continued

	June 30, 2025	September 30, 2024
Total assets
Nightclubs	$477,731	$454,892
Bombshells	77,071	79,091
Other	9,407	14,197
Corporate	33,203	36,184
	$597,412	$584,364
Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs, Other, and Corporate segments for the three months ended June 30, 2025, amounting to $4.9 million, $45,000, and $0, respectively, and for the nine months ended June 30, 2025, amounting to $14.5 million, $90,000, and $385,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and nine months ended June 30, 2025, amounting to $58,000 and $195,000, respectively. Excluded from revenues in the table above are intercompany rental revenues of the Nightclubs, Other, and Corporate segments for the three months ended June 30, 2024, amounting to $4.7 million, $0, and $21,000, respectively, and for the nine months ended June 30, 2024, amounting to $13.8 million, $0, and $269,000, respectively; and intercompany sales of Robust Energy Drink included in Other segment for the three and nine months ended June 30, 2024, amounting to $66,000 and $194,000, respectively. These intercompany revenue amounts are eliminated upon consolidation.
Corporate expenses include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, unallocated self-insurance reserve, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.
Certain real estate assets previously wholly assigned to Bombshells have been subdivided and allocated to other future development or investment projects. Accordingly, those asset costs have been transferred out of the Bombshells segment.
5. Selected Account Information
The components of receivables, net are as follows (in thousands):

	June 30, 2025	September 30, 2024
Credit card receivables	$2,010	$2,056
Income tax refundable	479	2,017
ATM in-transit	839	877
Insurance claims receivable	30	—
Current portion of notes receivable	314	269
Other (net of allowance for doubtful accounts of $67 and $42, respectively)	934	613
Total receivables, net	$4,606	$5,832
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Selected Account Information—continued
The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30, 2025	September 30, 2024
Prepaid insurance	$1,012	$2,792
Prepaid legal	190	177
Prepaid taxes and licenses	742	522
Prepaid rent	421	322
Other	849	614
Total prepaid expenses and other current assets	$3,214	$4,427
The components of accrued liabilities are as follows (in thousands):

	June 30, 2025	September 30, 2024
Insurance	$37	$2,390
Sales and liquor taxes	2,215	2,440
Payroll and related costs	4,662	4,676
Property taxes	2,432	3,347
Interest	553	568
Patron tax	893	1,024
Unearned revenues	451	99
Lawsuit settlement	5,248	1,985
Construction in progress	—	1,012
Estimated self-insurance liability	1,982	—
Other	3,291	2,739
Total accrued liabilities	$21,764	$20,280
The components of other long-term liabilities are as follows (in thousands):

	June 30, 2025	September 30, 2024
Estimated self-insurance liability	$7,439	$—
Other	326	398
Total other long-term liabilities	$7,765	$398
In fiscal 2025, the Company started self-insuring a significant portion of expected losses under its general liability and liquor insurance programs due to increasingly prohibitive costs of such coverage from third-party insurers. The Company continues to purchase insurance for workers' compensation, property, auto, and business interruption, as well as the minimum insurance coverage where it is required by law for licensing requirements. See also tables of accrued liabilities (above) and selling, general and administrative expenses (below).

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Selected Account Information—continued
The components of selling, general and administrative expenses are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Taxes and permits	$3,418	$4,575	$10,664	$12,584
Advertising and marketing	2,974	3,072	8,537	9,539
Supplies and services	2,503	2,642	7,459	8,073
Insurance	5,389	3,183	13,495	9,763
Legal	1,383	1,034	4,138	2,883
Lease	1,607	1,793	4,746	5,402
Charge card fees	1,791	1,798	5,189	5,212
Utilities	1,320	1,467	4,199	4,414
Security	1,019	1,178	3,121	3,876
Stock-based compensation	392	471	980	1,412
Accounting and professional fees	1,259	910	3,570	3,232
Repairs and maintenance	1,221	1,154	3,712	3,367
Other	1,864	1,780	5,437	5,154
Total selling, general and administrative expenses	$26,140	$25,057	$75,247	$74,911
The components of impairments and other charges, net are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Impairment of assets	$—	$17,931	$1,780	$25,964
Settlement of lawsuits	3,281	141	3,587	308
Loss (gain) on sale of businesses and assets	202	188	(984)	180
Gain on insurance	(1,134)	—	(2,151)	—
Total impairments and other charges, net	$2,349	$18,260	$2,232	$26,452
During the second quarter ended March 31, 2025, we recorded $1.8 million in SOB license impairment related to four clubs. During the second quarter ended March 31, 2024, we recorded $4.4 million in SOB license impairment related to four clubs, $2.9 million in goodwill impairment related to two clubs, and $693,000 in tradename impairment related to one club. During the third quarter ended June 30, 2024, we recorded $6.0 million in goodwill impairment related to four clubs, $5.7 million in operating lease right-of-use asset impairment related to five Bombshells restaurants, $1.4 million in SOB license impairment related to two clubs, and $4.8 million in property and equipment impairment related to one club and five restaurants.
During the third quarter ended June 30, 2025, we recorded $2.95 million for a class action settlement agreement to resolve claims under the Illinois Biometric Information Privacy Act. See Note 9.
During the first quarter ended December 31, 2024, we sold Bombshells Austin for a gain of $1.3 million. See Note 13.
During the first quarter ended December 31, 2024, we received insurance recovery amounting to $1.15 million for a club razed by fire in a prior period.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Debt
On November 26, 2024, the Company converted a bank loan secured on October 10, 2022 to purchase real property into a construction loan with the same bank lender. The old loan had a remaining principal balance of $2.4 million. The new construction loan has maximum principal limit of $6.3 million and has a term of 204 months. The loan bears an interest rate of 6.99% per annum for the first five years after which it will adjust annually to a new rate equal to the then-current Wall Street Journal Prime Rate plus 0.25% per annum, with a floor of 6.99% per annum. The loan is payable interest-only during the first 24 months, then payable for the next 36 months in equal installments of $60,162 in principal and interest, after which will be payable based on the adjusted interest rate for the next 143 months, with the remaining principal and accrued interest payable at maturity. There are certain financial covenants with which the Company is to be in compliance related to this loan.
On January 21, 2025, in relation to a club acquisition (see Note 13), the Company executed a promissory note for $5.0 million with the seller. The 8% promissory note is payable in 59 monthly installments of $67,718 in principal and interest, with the balance of principal and accrued interest payable at maturity.
On February 26, 2025, the Company extended its line-of-credit facility with a lender bank for a maximum availability of $5.0 million to mature on March 9, 2027. All other terms and conditions in the original line-of-credit remain unchanged.
On April 7, 2025, in relation to a club acquisition (see Note 13), the Company executed a seller-financed promissory note for $2.5 million bearing an interest of 7% per annum. The promissory note matures in five years and is payable in equal monthly installments of $49,503 in principal and interest.
On June 7, 2025, in relation to a club acquisition (see Note 13), the Company executed a seller-financed promissory note for $500,000 bearing an interest of 7% per annum. The promissory note matures in five years and is payable in equal monthly installments of $9,901 in principal and interest.
Future maturities of debt obligations as of June 30, 2025, are as follows (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
July 2025 - June 2026	$19,117	$—	$19,117
July 2026 - June 2027	16,008	15,676	31,684
July 2027 - June 2028	16,458	11,207	27,665
July 2028 - June 2029	16,927	—	16,927
July 2029 - June 2030	15,481	2,524	18,005
Thereafter	45,187	85,213	130,400
	$129,178	$114,620	$243,798
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Stock-based Compensation—continued
Stock-based compensation, which is included in corporate segment selling, general and administrative expenses amounted to $392,000 and $980,000 during the three and nine months ended June 30, 2025, respectively, and $471,000 and $1.4 million during the three and nine months ended June 30, 2024, respectively. As of June 30, 2025, we had unrecognized compensation cost amounting to $981,000 related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of 0.6 years.
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
The following table summarizes information about stock option activity during the nine months ended June 30, 2025, under the 2022 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2024	300,000
Granted	—
Exercised	—
Forfeited	(50,000)	$100.00
Outstanding at June 30, 2025	250,000	$100.00	1.6	$—

Exercisable at June 30, 2025	200,000	$100.00	1.6	$—
For the three and nine months ended June 30, 2025, and 2024, we excluded the impact of 300,000 stock options from the calculation of diluted earnings per share because their effect was anti-dilutive. Aside from the outstanding stock options, there were no other potentially dilutive securities for inclusion in the calculation of diluted earnings per share.
8. Income Taxes
Income taxes were an expense of $733,000 and $3.6 million during the three and nine months ended June 30, 2025, respectively, and a benefit of $1.4 million and an expense of $378,000 during the three and nine months ended June 30, 2024, respectively. The effective income tax rate was 15.3% and 18.3% for the three and nine months ended June 30, 2025, respectively, and 21.5% and 12.0% for the three and nine months ended June 30, 2024, respectively. The disproportionate tax rates during the nine months ended June 30, 2024, were caused by the decrease in the then-expected annual effective tax rate. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below (dollars in thousands).

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	%	Amount	%
Federal statutory income tax expense (benefit)	$1,006	21.0%	$(1,395)	21.0%
State income taxes, net of federal benefit	145	3.0%	(214)	3.2%
Permanent differences	83	1.7%	22	(0.3)%
Tax credits	(509)	(10.6)%	152	(2.3)%
Other	8	0.2%	9	(0.1)%
Total income tax expense (benefit)	$733	15.3%	$(1,426)	21.5%

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Income Taxes—continued

	Nine Months Ended June 30, 2025		Nine Months Ended June 30, 2024
	Amount	%	Amount	%
Federal statutory income tax expense	$4,193	21.0%	$662	21.0%
State income taxes, net of federal benefit	561	2.8%	135	4.3%
Permanent differences	210	1.1%	100	3.2%
Tax credits	(1,488)	(7.5)%	(528)	(16.8)%
Other	172	0.9%	9	0.3%
Total income tax expense	$3,648	18.3%	$378	12.0%
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2022, and subsequent years remain open to federal tax examination. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters.
On July 4, 2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" (the "Act") and commonly referred to as the One Big Beautiful Bill Act. Among other things, the Act extends certain expiring, and in some cases expired, provisions of the 2017 Tax Cuts and Jobs Act. The Act also adjusted a number of provisions affecting businesses that were subject to sunsets, phase-outs, or phase-ins that would have taken effect in the absence of action by Congress or that have already taken effect. The Company has reviewed the changes from the Act and determined that any impact would be immaterial.
9. Commitments and Contingencies
Legal Matters
Indemnity Insurance Corporation
As previously reported, the Company and its subsidiaries were insured under a liability policy issued by Indemnity Insurance Corporation, RRG (“IIC”) through October 25, 2013. On that date, the Company transitioned to a new insurance provider and has since obtained general liability coverage from other insurers to cover claims arising from actions occurring after October 25, 2013.
On November 7, 2013, the Court of Chancery of the State of Delaware entered a Rehabilitation and Injunction Order (the “Rehabilitation Order”) declaring IIC impaired, insolvent, and in an unsafe financial condition. The Court placed IIC under the supervision of the Insurance Commissioner of the State of Delaware (the “Commissioner”), as receiver. The Rehabilitation Order authorized the Commissioner to rehabilitate IIC by, among other things, gathering and marshaling assets. The order also stayed or abated pending lawsuits involving IIC as the insurer until May 6, 2014.
On April 10, 2014, the Court entered a Liquidation and Injunction Order With Bar Date (the “Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies issued by IIC. The Liquidation Order established a claims bar date of January 16, 2015, and further stayed or abated pending lawsuits involving IIC through October 7, 2014. As a result of this order, the Company no longer had insurance coverage under the IIC policy for any claims. The Company retained counsel to defend and evaluate affected claims and lawsuits and has funded 100% of the associated litigation costs. The Company timely filed claims with the Receiver and has continued to provide information and updates as requested; however, there is no assurance that any recovery will be received from the IIC estate. The ultimate financial impact of this uncertainty remains unknown.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Commitments and Contingencies—continued
As of June 30, 2025, only 1 claim remains unresolved out of the original 71 claims associated with IIC. The sole remaining matter is the Dupray case, as described below, involving a traffic accident allegedly caused by a third party after being served alcohol at a JAI Phoenix location. The Company continues to vigorously defend this matter and pursue all available rights to potential reimbursement through the IIC liquidation process.
Other
On June 23, 2014, Mark H. Dupray and Ashlee Dupray filed a lawsuit against Pedro Antonio Panameno and our subsidiary, JAI Dining Services (Phoenix), Inc. (“JAI Phoenix”), in the Superior Court of Arizona for Maricopa County. The complaint alleged that Mr. Panameno injured Mr. Dupray in a traffic accident after being served alcohol at an establishment operated by JAI Phoenix and asserted claims against JAI Phoenix under theories of common law dram shop negligence and dram shop negligence per se. Following a jury trial, in April 2017 the court entered judgment in favor of the plaintiffs and awarded compensatory and punitive damages, allocating approximately $1.4 million in compensatory damages and $4.0 million in punitive damages to JAI Phoenix. JAI Phoenix filed post-trial motions, which were denied in August 2017, and subsequently filed a notice of appeal in September 2017. In June 2018, the Arizona Court of Appeals heard the matter and, on November 15, 2018, issued a decision vacating the jury’s verdict and remanding the case for a new trial.
The retrial was held in June 2025. The jury found Mr. Panameno 94% responsible and JAI Phoenix 6% responsible. The jury awarded total damages of $5.1 million and punitive damages of $125,000. Based on the jury’s allocation of fault, JAI Phoenix is responsible for $332,884 of the total award. Under applicable law, plaintiffs retain the right to appeal; however, it is not known at this time whether an appeal will be filed, but if an appeal is filed, the Company will vigorously defend.
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
On or about May 29, 2024, search warrants were executed on the Company’s corporate headquarters in Houston, Texas, three separate clubs in New York, New York, and for the mobile phone of three individuals (including two executive officers and a non-executive corporate employee) by the New York State Attorney General (“NY AG”) and the New York State Department of Taxation and Finance (“NY DTF”). On June 7, 2024, the Company received a subpoena from the NY AG requesting documents and other information with respect to certain clubs in New York and Florida. The investigation appears to be related to the Company’s New York State tax filings, audits thereof, and entertainment benefits provided to a former NY DTF employee. On or about July 2, 2025, the Company received a second subpoena from the NY AG requesting additional documents and information related to the same issues. The Company is cooperating with the NY AG and its investigation. As a result of this investigation, a non-executive corporate employee was placed on administrative leave during the pendency of an internal review process. It is not possible at this time to determine whether the Company will incur (or to reasonably estimate the amount of) any fines, penalties, or liabilities in connection with the investigation.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Commitments and Contingencies—continued
On or about May 20, 2025, the Company received a subpoena from the U.S. Securities and Exchange Commission ("SEC") seeking certain documents and information related to the NY AG investigation and NY DTF issues. The Company is cooperating with the SEC and its investigation. It is not possible at this time to determine whether the Company will incur (or to reasonably estimate the amount of) any fines, penalties, or liabilities in connection with the SEC investigation.
On April 14, 2025, the Company's subsidiaries, RCI Management Services, Inc., Pooh Bah Enterprises, Inc., and RCI Dining Services (Harvey), Inc. (collectively, "Defendants") entered into a class action settlement agreement to resolve claims under the Illinois Biometric Information Privacy Act ("BIPA"), 740 ILCS 14/1 et seg., arising from the alleged collection of customer fingerprints at Rick's Cabaret in Chicago and Scarlett's Cabaret in Washington Park, Illinois. The settlement resolves two consolidated cases: Rapp et al. v. RCI Management Services, Inc. et al., Case No. 22LA0884 (St, Clair County, Illinois) and Loera v. Pooh Bah Enterprises, Inc., Case No. 2021CH04759 (Cook County, Illinois).
Under the terms of the agreement, and without admitting any liability, Defendants will provide a settlement fund valued at approximately $2.95 million, consisting of $1.25 million in cash and $1.7 million in VIP cards. The settlement includes payments to class members submitting valid claims, attorneys' fees of up to 40% of the fund, incentive awards to named plaintiffs, and administrative costs. Any unclaimed funds remaining after payment of valid claims, fees, and costs will revert to the Defendants. The Company denies all allegations of wrongdoing. The settlement remains subject to final court approval.
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
The Company recorded lawsuit settlements incurred amounting to $3.3 million and $3.6 million for the three and nine months ended June 30, 2025, respectively, and $141,000 and $308,000 for the three and nine months ended June 30, 2024, respectively. As of June 30, 2025, and September 30, 2024, the Company has accrued $5.2 million and $2.0 million, respectively, related to settlement of lawsuits, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.
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
We record a liability for unresolved claims and for an estimate of incurred but not reported claims based on historical experience. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims development history, and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances. We recorded estimated self-insurance expense amounting to $4.0 million and $9.4 million during the three and nine months ended June 30, 2025. As of June 30, 2025, the Company has self-insurance liability amounting to $9.4 million.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Related Party Transactions
Presently, our Chairman and President, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of June 30, 2025, and September 30, 2024, was $136.9 million and $135.3 million, respectively.
Included in the debt balance as of June 30, 2025, and September 30, 2024, are notes borrowed from related parties—one note for $500,000 (from Ed Anakar, an employee of the Company and brother of our former director Nourdean Anakar) and another note for $150,000 (from a brother of Company CFO, Bradley Chhay) in which the terms of the notes are the same as the rest of the lender group.
We used the services of Tall Oak Custom Furniture, and previously Nottingham Creations, both furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Tall Oak Custom Furniture is owned by a brother of Eric Langan (as was Nottingham Creations). Amounts billed to us for goods and services provided by Tall Oak Custom Furniture and Nottingham Creations were $12,344 and $19,098 during the three and nine months ended June 30, 2025, respectively, and $0 and $344,798 during the three and nine months ended June 30, 2024, respectively. As of June 30, 2025, and September 30, 2024, we owed Tall Oak Custom Furniture and Nottingham Creations $3,312 and $18,700, respectively, in unpaid billings.
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2025 and 2024. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three and nine months ended June 30, 2025, respectively, and $0 and $0 for the three and nine months ended June 30, 2024, respectively. Amounts billed directly to the Company were $455 and $1,856 for the three and nine months ended June 30, 2025, respectively, and $0 and $3,160 for the three and nine months ended June 30, 2024, respectively. As of June 30, 2025, and September 30, 2024, the Company owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.
11. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and nine months ended June 30, 2025, and 2024 is as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense – fixed payments	$1,078	$1,292	$3,266	$3,876
Variable lease expense	435	412	1,194	1,273
Short-term and other lease expense (includes $103 and $117 recorded in advertising and marketing for the three months ended June 30, 2025, and 2024, respectively, and $294 and $342 for the nine months ended June 30, 2025, and 2024, respectively; and $140 and $159 recorded in repairs and maintenance for the three months ended June 30, 2025, and 2024, respectively, and $415 and $447 for the nine months ended June 30, 2025, and 2024, respectively; see Note 5)	337	365	995	1,042
Sublease income	—	—	—	—
Total lease expense, net	$1,850	$2,069	$5,455	$6,191

Other information:
Operating cash outflows from operating leases	$1,916	$2,036	$5,695	$6,085
Weighted average remaining lease term – operating leases			9.1 years	10.1 years
Weighted average discount rate – operating leases			5.8%	5.8%

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Leases—continued
Future maturities of operating lease liabilities as of June 30, 2025, are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
July 2025 - June 2026	$3,249	$1,661	$4,910
July 2026 - June 2027	3,370	1,466	4,836
July 2027 - June 2028	2,865	1,281	4,146
July 2028 - June 2029	2,851	1,112	3,963
July 2029 - June 2030	2,535	947	3,482
Thereafter	16,550	2,685	19,235
	$31,420	$9,152	$40,572
12. Supplemental Disclosure of Cash Flow Information
The following table sets forth certain cash and noncash activities (in thousands), as follows:

	Nine Months Ended June 30,
	2025	2024
Cash paid for interest, net of amounts capitalized	$11,827	$12,015
Cash paid for income taxes	$4,361	$3,861
Restricted cash, included in other assets (at end of period)	$250	$—
Noncash investing and financing transactions:
Debt incurred in connection with acquisition of businesses	$8,000	$—
Note receivable from sale of businesses and assets	$60	$—
Unpaid excise tax on stock repurchases	$91	$127
Unpaid liabilities on capital expenditures	$1,005	$524
Restricted cash pertains to the minimum capitalization held by our captive insurance subsidiary, as required by state insurance regulations.
Subsequent to the balance sheet date through August 8, 2025, we repurchased 36,339 shares of our common stock at an average price of $38.09 per share.
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
In connection with this acquisition, we incurred approximately $0 and $141,000 in acquisition-related expenses during the three and nine months ended June 30, 2025, respectively, which are included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income.
From the date of acquisition until June 30, 2025, the acquired club contributed the following, which are included in our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025
Revenues	$1,149	$1,830
Income from operations	$414	$598
We have not yet received the fiscal 2024 financial statements from the seller, therefore, we could not provide supplemental pro forma information for the combined entities.
Sale of Aurora CO Property
On March 31, 2025, the Company sold a real estate property in Aurora, Colorado, for $825,000. The Company recognized a loss of $153,000 on the sale, net of closing costs.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Acquisitions and Dispositions—continued
Platinum West and Platinum Plus
On April 7, 2025, the Company completed the acquisition of a club in West Columbia, South Carolina, for a total purchase price of $8.0 million, consisting of $3.75 million cash and $2.5 million in a seller-financed 7% promissory note (see Note 6) for the club, and $1.75 million cash for the associated real estate. On June 13, 2025, the Company completed the acquisition of a club in Allentown, Pennsylvania, for a total purchase price of $2.0 million, consisting of $1.5 million cash and $500,000 in seller-financed 7% promissory note (see Note 6). The Allentown club transaction was completed several weeks after the West Columbia club due to delays in the issuance of licenses. As of the filing of this report, we have not completed our valuation and do not have estimates of fair value for the acquired assets and any assumed liability, if any.
In connection with this combined acquisition, we incurred approximately $52,000 and $103,000 in acquisition-related expenses during the three and nine months ended June 30, 2025, respectively, which are included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income.
From the date of acquisition until June 30, 2025, the acquired clubs contributed the following, which are included in our unaudited condensed consolidated statements of income (in thousands):

	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025
Revenues	$1,116	$1,116
Income from operations	$397	$394
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
Through our subsidiaries, as of June 30, 2025, we operated a total of 70 establishments that offer live adult entertainment and restaurants and sports bars. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
During the three and nine months ended June 30, 2025, except as mentioned above, there were no significant changes in our accounting policies and estimates.

Results of Operations
Highlights of the Company's operating results and cash flows are as follows, with comparisons against the same period of the prior year:
Third Quarter Ended June 30, 2025
•Total revenues were $71.1 million compared to $76.2 million during the comparable prior-year quarter, a 6.6% decrease (Nightclubs revenue of $62.3 million compared to $62.8 million, a 0.8% decrease; and Bombshells revenue of $8.6 million compared to $13.1 million, a 34.5% decrease)
•Consolidated same-store sales decreased by 4.9% (Nightclubs decreased by 3.7%, while Bombshells decreased by 13.5%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) this quarter of $0.46 compared to loss per share of $0.56 during the comparable prior-year quarter (non-GAAP diluted EPS* of $0.77 compared to $1.35)
•Net cash provided by operating activities was $13.8 million compared to $15.8 million during the comparable prior-year quarter, a 12.5% decrease (free cash flow* of $13.3 million compared to $13.8 million, a 3.2% decrease)
Year-to-Date Period Ended June 30, 2025
•Total revenues $208.5 million compared to $222.4 million during the comparable prior-year nine-month period, a 6.2% decrease (Nightclubs revenue of $181.6 million compared to $183.2 million, a 0.9% decrease; and Bombshells revenue of $26.4 million compared to $38.6 million, a 31.6% decrease)
•Consolidated same-store sales decreased by 2.5% (Nightclubs same-store sales decreased by 1.3%, while Bombshells decreased by 11.5%)
•Basic and diluted EPS for the current nine months was $1.84 compared to $0.30 during the comparable prior-year period (non-GAAP diluted EPS* of $2.23 compared to $3.11)
•Net cash provided by operating activities was $35.7 million compared to $40.2 million during the comparable prior-year period, a 11.3% decrease (free cash flow* of $32.3 million compared to $35.3 million, a 8.3% decrease)
* Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.
Revenues
Consolidated revenues for the third quarter decreased by $5.0 million, or 6.6%, versus the comparable prior-year quarter due primarily to the $4.7 million impact of closed locations and the $3.4 million impact of the 4.9% decline in consolidated same-store sales, partially offset by a $2.7 million increase in sales from new locations and the $326,000 impact of reopened clubs that were rebranded.
Consolidated revenues for the nine-month period decreased by $13.8 million, or 6.2%, versus the comparable prior-year nine-month period primarily due to $13.2 million impact of closed locations and the $5.0 million impact of the 2.5% decline in consolidated same-store sales, partially offset by a $3.6 million increase in sales from new locations and the $708,000 impact of reopened clubs that were rebranded.
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

Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended June 30, 2025	Mix	Three Months Ended June 30, 2024	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$26,338	42.3%	$27,413	43.6%	$(1,075)	(3.9)%
Sales of food and merchandise	5,914	9.5%	5,904	9.4%	10	0.2%
Service revenues	25,166	40.4%	25,103	40.0%	63	0.3%
Other revenues	4,918	7.9%	4,403	7.0%	515	11.7%
	62,336	100.0%	62,823	100.0%	(487)	(0.8)%
Bombshells
Sales of alcoholic beverages	4,442	51.6%	7,029	53.5%	(2,587)	(36.8)%
Sales of food and merchandise	4,123	47.9%	5,832	44.4%	(1,709)	(29.3)%
Service revenues	3	—%	165	1.3%	(162)	(98.2)%
Other revenues	41	0.5%	113	0.9%	(72)	(63.7)%
	8,609	100.0%	13,139	100.0%	(4,530)	(34.5)%
Other
Other revenues	200	100.0%	218	100.0%	(18)	(8.3)%
	$71,145		$76,180		$(5,035)	(6.6)%

	Nine Months Ended June 30, 2025	Mix	Nine Months Ended June 30, 2024	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$77,948	42.9%	$79,595	43.4%	$(1,647)	(2.1)%
Sales of food and merchandise	17,169	9.5%	16,490	9.0%	679	4.1%
Service revenues	72,214	39.8%	73,784	40.3%	(1,570)	(2.1)%
Other revenues	14,270	7.9%	13,359	7.3%	911	6.8%
	181,601	100.0%	183,228	100.0%	(1,627)	(0.9)%
Bombshells
Sales of alcoholic beverages	13,886	52.5%	21,070	54.5%	(7,184)	(34.1)%
Sales of food and merchandise	12,385	46.9%	17,116	44.3%	(4,731)	(27.6)%
Service revenues	48	0.2%	167	0.4%	(119)	(71.3)%
Other revenues	106	0.4%	288	0.7%	(182)	(63.2)%
	26,425	100.0%	38,641	100.0%	(12,216)	(31.6)%
Other
Other revenues	478	100.0%	501	100.0%	(23)	(4.6)%
	$208,504		$222,370		$(13,866)	(6.2)%
Nightclubs revenues decreased by 0.8% during the third quarter compared to the same quarter last year primarily due to the $2.3 million impact of the decrease in same-store sales and the $871,000 impact of closed clubs, partially offset by the $2.3 million contribution of a newly acquired club and a $326,000 impact from newly rebranded clubs. For Nightclubs that were open enough days to qualify for same-store sales (refer to the definition of same-store sales in the preceding paragraph), sales decreased by 3.7%. By type of revenue, alcoholic beverage sales decreased by 3.9%; food, merchandise and other revenue increased by 5.1%; while service revenues increased by 0.3%.
For the nine-month period, Nightclubs revenues decreased by 0.9% primarily due to the $3.1 million impact of closed clubs, partially offset by the $3.0 million contribution of a newly acquired club and a $708,000 impact from newly rebranded clubs. Same-store sales for the nine-month period decreased by 1.3%. By type of revenue, alcoholic beverage sales decreased by 2.1%; food, merchandise and other revenue increased by 5.3%; while service revenues decreased by 2.1%.

Bombshells third quarter revenues decreased by 34.5%, which was primarily due to the $3.8 million impact of closed or sold locations and the $1.1 million impact of the decrease in same-store sales, partially offset by the $383,000 increase caused by sales from a new location. By type of revenue, food and merchandise sales decreased by 29.3% while alcoholic beverage sales decreased by 36.8%.
For the nine-month period, Bombshells revenues decreased by 31.6%, which was primarily caused by the $10.1 million impact of closed or sold locations and the $2.8 million impact from same-store sales decline. By type of revenue, food and merchandise sales decreased by 27.6% while alcoholic beverage sales decreased by 34.1%.
Operating Expenses
Total operating expenses, as a percent of revenues, decreased to 87.8% from 103.3% from last year’s third quarter, and decreased to 85.2% from 93.1% for the nine-month period. Year-over-year change was a $16.3 million decrease, or 20.7%, for the third quarter and a $29.4 million decrease, or 14.2%, for the nine-month period. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the third quarter decreased by $1.4 million, or 13.0%, and for the nine-month period decreased by $3.8 million, or 12.2%, mainly due to lower sales. As a percent of total revenues, cost of goods sold decreased to 12.8% from 13.8% for the third quarter and decreased to 13.0% from 13.8% for the nine-month period. Nightclubs cost of goods sold during the quarter decreased to 11.3% from 11.6%, while Bombshells cost of goods sold decreased to 23.7% from 24.1%. For the nine-month period, Nightclubs cost of goods sold decreased to 11.4% from 11.7%, while Bombshells cost of goods sold slightly decreased to 23.5% from 23.8%.
Cost of goods sold by segment is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Nightclubs	$7,071	$7,315	$20,707	$21,512
Bombshells	2,037	3,164	6,211	9,187
Other	27	27	109	85
	$9,135	$10,506	$27,027	$30,784
Salaries and wages. Salaries and wages decreased by $76,000, or 0.4%, for the quarter and decreased by $1.3 million, or 2.1%, for the nine-month period mainly due to closed locations. As a percent of total revenues, salaries and wages increased to 29.4% from 27.6% for the quarter and increased to 29.7% from 28.5% for the nine-month period mainly due to lower sales. Nightclubs increased to 22.9% from 21.7% for the quarter and increased to 23.3% from 22.1% for the nine-month period. Bombshells increased to 33.2% from 26.7% for the quarter and increased to 32.0% from 28.9% for the nine-month period. Corporate slightly decreased to 4.7% from 4.9% for the quarter and decreased to 4.9% from 5.0% for the nine-month period.
Salaries and wages by segment are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Nightclubs	$14,276	$13,653	$42,297	$40,486
Bombshells	2,860	3,507	8,458	11,174
Other	468	122	1,023	450
Corporate	3,312	3,710	10,193	11,189
	$20,916	$20,992	$61,971	$63,299

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased by $1.1 million, or 4.3%, for the quarter and decreased by $336,000, or 0.4%, for the nine-month period. Dollar amounts in the tables below are in thousands, except percentages.

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$3,418	4.8%	$4,575	6.0%	$1,157	25.3%
Advertising and marketing	2,974	4.2%	3,072	4.0%	98	3.2%
Supplies and services	2,503	3.5%	2,642	3.5%	139	5.3%
Insurance	5,389	7.6%	3,183	4.2%	(2,206)	(69.3)%
Legal	1,383	1.9%	1,034	1.4%	(349)	(33.8)%
Lease	1,607	2.3%	1,793	2.4%	186	10.4%
Charge card fees	1,791	2.5%	1,798	2.4%	7	0.4%
Utilities	1,320	1.9%	1,467	1.9%	147	10.0%
Security	1,019	1.4%	1,178	1.5%	159	13.5%
Stock-based compensation	392	0.6%	471	0.6%	79	16.8%
Accounting and professional fees	1,259	1.8%	910	1.2%	(349)	(38.4)%
Repairs and maintenance	1,221	1.7%	1,154	1.5%	(67)	(5.8)%
Other	1,864	2.6%	1,780	2.3%	(84)	(4.7)%
Total selling, general and administrative expenses	$26,140	36.7%	$25,057	32.9%	$(1,083)	(4.3)%

	Nine Months Ended June 30, 2025		Nine Months Ended June 30, 2024		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$10,664	5.1%	$12,584	5.7%	$1,920	15.3%
Advertising and marketing	8,537	4.1%	9,539	4.3%	1,002	10.5%
Supplies and services	7,459	3.6%	8,073	3.6%	614	7.6%
Insurance	13,495	6.5%	9,763	4.4%	(3,732)	(38.2)%
Legal	4,138	2.0%	2,883	1.3%	(1,255)	(43.5)%
Lease	4,746	2.3%	5,402	2.4%	656	12.1%
Charge card fees	5,189	2.5%	5,212	2.3%	23	0.4%
Utilities	4,199	2.0%	4,414	2.0%	215	4.9%
Security	3,121	1.5%	3,876	1.7%	755	19.5%
Stock-based compensation	980	0.5%	1,412	0.6%	432	30.6%
Accounting and professional fees	3,570	1.7%	3,232	1.5%	(338)	(10.5)%
Repairs and maintenance	3,712	1.8%	3,367	1.5%	(345)	(10.2)%
Other	5,437	2.6%	5,154	2.3%	(283)	(5.5)%
Total selling, general and administrative expenses	$75,247	36.1%	$74,911	33.7%	$(336)	(0.4)%
Most of the decreases in selling, general and administrative expenses come from closed or sold Bombshells locations and from lower variable expenses caused by lower sales. Insurance expense increased due to the estimated self-insurance for general liability and liquor liability. Any unallocated self-insurance reserve remains in Corporate segment. Legal expenses increased due mainly to the increase in ongoing cases.

Selling, general and administrative expenses by segment are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Nightclubs	$17,579	$17,535	$52,425	$51,482
Bombshells	3,311	4,449	10,123	14,179
Other	133	174	598	540
Corporate	5,117	2,899	12,101	8,710
	$26,140	$25,057	$75,247	$74,911
Depreciation and amortization. Depreciation and amortization decreased by $9,000, or 0.2%, during the quarter and decreased by $401,000, or 3.4%, during the nine-month period primarily due to closed locations.
Depreciation and amortization expenses by segment are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Nightclubs	$3,311	$2,996	$9,440	$8,828
Bombshells	302	615	961	1,908
Other	13	3	40	7
Corporate	266	287	796	895
	$3,892	$3,901	$11,237	$11,638
Impairment and other charges, net. Impairment and other charges, net changed mainly due to the sale during the first quarter of our Bombshells location in Austin, Texas, which was significantly impaired in a prior period; the insurance recovery received during the first and third quarters for a club razed by fire in a prior period; the decrease in impairment of assets during the current quarter and the nine-month period compared to last year; and the increase in lawsuit settlements during the current third quarter. See Notes 5 and 9 to our unaudited condensed consolidated financial statements.
By segment, impairment and other charges, net are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Nightclubs	$2,338	$7,684	$3,486	$15,890
Bombshells	12	10,318	(1,159)	10,322
Other	—	—	—	—
Corporate	(1)	258	(95)	240
	$2,349	$18,260	$2,232	$26,452
Income (Loss) from Operations
For the three months ended June 30, 2025, and 2024, our consolidated operating margin was 12.2% and (3.3)%, respectively, while for the nine months ended June 30, 2025, and 2024, our consolidated operating margin was 14.8% and 6.9%, respectively. Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Nightclubs	$17,761	$13,640	$53,246	$45,030
Bombshells	87	(8,914)	1,831	(8,129)
Other	(441)	(108)	(1,292)	(581)
Corporate	(8,694)	(7,154)	(22,995)	(21,034)
	$8,713	$(2,536)	$30,790	$15,286

Excluding certain items, the three months ended June 30, 2025, and 2024 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 33.

	Three Months Ended June 30, 2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$17,761	$87	$(441)	$(8,694)	$8,713
Amortization of intangibles	572	1	—	3	576
Settlement of lawsuits	3,281	—	—	—	3,281
Stock-based compensation	—	—	—	392	392
Loss (gain) on sale of businesses and assets	191	12	—	(1)	202
Gain on insurance	(1,134)	—	—	—	(1,134)
Non-GAAP operating income (loss)	$20,671	$100	$(441)	$(8,300)	$12,030

GAAP operating margin	28.5%	1.0%	(220.5)%	(12.2)%	12.2%
Non-GAAP operating margin	33.2%	1.2%	(220.5)%	(11.7)%	16.9%

	Three Months Ended June 30, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$13,640	$(8,914)	$(108)	$(7,154)	$(2,536)
Amortization of intangibles	578	16	—	4	598
Impairment of assets	7,619	10,312	—	—	17,931
Settlement of lawsuits	141	—	—	—	141
Stock-based compensation	—	—	—	471	471
Loss (gain) on sale of businesses and assets	(76)	6	—	258	188
Non-GAAP operating income (loss)	$21,902	$1,420	$(108)	$(6,421)	$16,793

GAAP operating margin	21.7%	(67.8)%	(49.5)%	(9.4)%	(3.3)%
Non-GAAP operating margin	34.9%	10.8%	(49.5)%	(8.4)%	22.0%

Excluding certain items, the nine months ended June 30, 2025, and 2024 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands).

	Nine Months Ended June 30, 2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$53,246	$1,831	$(1,292)	$(22,995)	$30,790
Amortization of intangibles	1,718	3	—	12	1,733
Impairment of assets	1,780	—	—	—	1,780
Settlement of lawsuits	3,557	30	—	—	3,587
Stock-based compensation	—	—	—	980	980
Loss (gain) on sale of businesses and assets	300	(1,189)	—	(95)	(984)
Gain on insurance	(2,151)	—	—	—	(2,151)
Non-GAAP operating income (loss)	$58,450	$675	$(1,292)	$(22,098)	$35,735

GAAP operating margin	29.3%	6.9%	(270.3)%	(11.0)%	14.8%
Non-GAAP operating margin	32.2%	2.6%	(270.3)%	(10.6)%	17.1%

	Nine Months Ended June 30, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$45,030	$(8,129)	$(581)	$(21,034)	$15,286
Amortization of intangibles	1,758	126	—	13	1,897
Impairment of assets	15,652	10,312	—	—	25,964
Settlement of lawsuits	308	—	—	—	308
Stock-based compensation	—	—	—	1,412	1,412
Loss (gain) on sale of businesses and assets	(70)	10	—	240	180
Non-GAAP operating income (loss)	$62,678	$2,319	$(581)	$(19,369)	$45,047

GAAP operating margin	24.6%	(21.0)%	(116.0)%	(9.5)%	6.9%
Non-GAAP operating margin	34.2%	6.0%	(116.0)%	(8.7)%	20.3%
Other Income/Expenses
During the third quarter, interest expense decreased by $208,000, or 4.9%, and interest income decreased by $13,000, or 10.0%. During the nine-month period, interest expense decreased by $223,000, or 1.8%, while interest income increased by $115,000, or 35.9%. Gain on lease termination was from a settlement of lease obligation related to a closed Bombshells unit during the quarter ended December 31, 2024.
Our total occupancy costs, which we define as the sum of operating lease expense and interest expense, were $5.6 million and $6.0 million for the quarters ended June 30, 2025, and 2024, respectively, and $17.0 million and $17.9 million for the nine months ended June 30, 2025, and 2024, respectively. As a percentage of revenue, total occupancy costs were 7.9% and 7.9% during the quarters ended June 30, 2025, and 2024, respectively, and 8.1% and 8.0% during the nine months ended June 30, 2025, and 2024, respectively. Although total occupancy costs decreased in dollars, percentages based on revenue increased due to lower sales.

Income Taxes
Income taxes were an expense of $733,000 and $3.6 million during the three and nine months ended June 30, 2025, respectively, and a benefit of $1.4 million and an expense of $378,000 during the three and nine months ended June 30, 2024, respectively. The effective income tax rate was 15.3% and 18.3% for the three and nine months ended June 30, 2025, respectively, and 21.5% and 12.0% for the three and nine months ended June 30, 2024, respectively. The disproportionate tax rates during the nine months ended June 30, 2024, were caused by the decrease in the then-expected annual effective tax rate. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, as presented below (dollars in thousands).

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	%	Amount	%
Federal statutory income tax expense	$1,006	21.0%	$(1,395)	21.0%
State income taxes, net of federal benefit	145	3.0%	(214)	3.2%
Permanent differences	83	1.7%	22	(0.3)%
Tax credit	(509)	(10.6)%	152	(2.3)%
Other	8	0.2%	9	(0.1)%
Total income tax expense (benefit)	$733	15.3%	$(1,426)	21.5%

	Nine Months Ended June 30, 2025		Nine Months Ended June 30, 2024
	Amount	%	Amount	%
Federal statutory income tax expense	$4,193	21.0%	$662	21.0%
State income taxes, net of federal benefit	561	2.8%	135	4.3%
Permanent differences	210	1.1%	100	3.2%
Tax credit	(1,488)	(7.5)%	(528)	(16.8)%
Other	172	0.9%	9	0.3%
Total income tax expense	$3,648	18.3%	$378	12.0%
Income taxes increased due to a higher pretax income in the current quarter and the nine-month period.
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income or loss attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) settlement of lawsuits, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f)

stock-based compensation, (g) gains or losses on lease termination, and (h) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 17.4% and 11.7% effective tax rate of the pre-tax non-GAAP income before taxes for the nine months ended June 30, 2025, and 2024, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
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
The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2025, and 2024 (in thousands, except per share, number of shares, and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$4,058	$(5,233)	$16,313	$2,767
Income tax expense (benefit)	733	(1,426)	3,648	378
Interest expense, net	3,915	4,110	11,797	12,135
Depreciation and amortization	3,892	3,901	11,237	11,638
Impairment of assets	—	17,931	1,780	25,964
Settlement of lawsuits	3,281	141	3,587	308
Stock-based compensation	392	471	980	1,412
Loss (gain) on sale of businesses and assets	202	188	(984)	180
Gain on insurance	(1,134)	—	(2,151)	—
Gain on lease termination	—	—	(979)	—
Adjusted EBITDA	$15,339	$20,083	$45,228	$54,782

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of GAAP net income (loss) to non-GAAP net income
Net income (loss) attributable to RCIHH common stockholders	$4,058	$(5,233)	$16,313	$2,767
Amortization of intangibles	576	598	1,733	1,897
Impairment of assets	—	17,931	1,780	25,964
Settlement of lawsuits	3,281	141	3,587	308
Stock-based compensation	392	471	980	1,412
Loss (gain) on sale of businesses and assets	202	188	(984)	180
Gain on insurance	(1,134)	—	(2,151)	—
Gain on lease termination	—	—	(979)	—
Net income tax effect	(562)	(1,554)	(515)	(3,475)
Non-GAAP net income	$6,813	$12,542	$19,764	$29,053

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings per share
Diluted shares	8,793,809	9,278,921	8,859,028	9,332,249
GAAP diluted earnings (loss) per share	$0.46	$(0.56)	$1.84	$0.30
Amortization of intangibles	0.07	0.06	0.20	0.20
Impairment of assets	0.00	1.93	0.20	2.78
Settlement of lawsuits	0.37	0.02	0.40	0.03
Stock-based compensation	0.04	0.05	0.11	0.15
Loss (gain) on sale of businesses and assets	0.02	0.02	(0.11)	0.02
Gain on insurance	(0.13)	0.00	(0.24)	0.00
Gain on lease termination	0.00	0.00	(0.11)	0.00
Net income tax effect	(0.06)	(0.17)	(0.06)	(0.37)
Non-GAAP diluted earnings per share	$0.77	$1.35	$2.23	$3.11

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of GAAP operating income (loss) to non-GAAP operating income
Income (loss) from operations	$8,713	$(2,536)	$30,790	$15,286
Amortization of intangibles	576	598	1,733	1,897
Impairment of assets	—	17,931	1,780	25,964
Settlement of lawsuits	3,281	141	3,587	308
Stock-based compensation	392	471	980	1,412
Loss (gain) on sale of businesses and assets	202	188	(984)	180
Gain on insurance	(1,134)	—	(2,151)	—
Non-GAAP operating income	$12,030	$16,793	$35,735	$45,047

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of GAAP operating margin to non-GAAP operating margin
Income (loss) from operations	12.2%	(3.3)%	14.8%	6.9%
Amortization of intangibles	0.8%	0.8%	0.8%	0.9%
Impairment of assets	0.0%	23.5%	0.9%	11.7%
Settlement of lawsuits	4.6%	0.2%	1.7%	0.1%
Stock-based compensation	0.6%	0.6%	0.5%	0.6%
Loss (gain) on sale of businesses and assets	0.3%	0.2%	(0.5)%	0.1%
Gain on insurance	(1.6)%	0.0%	(1.0)%	0.0%
Non-GAAP operating income	16.9%	22.0%	17.1%	20.3%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At June 30, 2025, our cash and cash equivalents were approximately $29.3 million compared to $32.4 million at September 30, 2024. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2025, we had negative working capital of $3.7 million compared to negative working capital of $793,000 as of September 30, 2024. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended June 30,
	2025	2024
Operating activities	$35,684	$40,233
Investing activities	(22,087)	(17,090)
Financing activities	(16,350)	(9,219)
Net increase (decrease) in cash and cash equivalents	$(2,753)	$13,924
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	Nine Months Ended June 30,
	2025	2024
Net income	$16,319	$2,773
Depreciation and amortization	11,237	11,638
Deferred income tax benefit	(2,200)	(6,419)
Impairment of assets	1,780	25,964
Stock-based compensation	980	1,412
Net change in operating assets and liabilities	8,224	1,947
Other	(656)	2,918
Net cash provided by operating activities	$35,684	$40,233
Although income from operations in the current nine-month period was higher than the comparable last year, net cash provided by operating activities during the nine-month period decreased due to lower cash generated from revenues and higher payments of income taxes, partially offset by lower payments of operating liabilities and business interruption insurance received as compared to last year.
In view of self-insuring most of our general liability and liquor insurance programs, we expect our payments for expected losses for those programs to be volatile in the near future until we have fully established a trust to fund our estimated self-insurance liability.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	Nine Months Ended June 30,
	2025	2024
Payments for property and equipment and intangible assets	$(12,289)	$(19,219)
Acquisition of businesses	(13,000)	—
Proceeds from sale of businesses and assets	1,086	1,950
Proceeds from insurance	1,893	—
Proceeds from notes receivable	223	179
Net cash used in investing activities	$(22,087)	$(17,090)
On January 21, 2025, the Company completed the acquisition of a club in the Detroit, Michigan, market for a total agreed acquisition price of $11.0 million, consisting of $3.0 million in cash and $5.0 million in a seller-financed 8.0% promissory note for the club, and $3.0 million in cash for the associated real estate. See Note 13 to our unaudited condensed consolidated financial statements.
On April 7, 2025, the Company completed the acquisition of a club in West Columbia, South Carolina, for a total purchase price of $8.0 million, consisting of $3.75 million cash and $2.5 million in a seller-financed 7% promissory note for the club, and $1.75 million cash for the associated real estate. On June 13, 2025, the Company completed the acquisition of a club in Allentown, Pennsylvania, for a total purchase price of $2.0 million, consisting of $1.5 million cash and $500,000 in seller-financed 7% promissory note. See Note 13 to our unaudited condensed consolidated financial statements.
Following is a breakdown of our payments for property and equipment and intangible assets for the nine months ended June 30, 2025, and 2024 (in thousands):

	Nine Months Ended June 30,
	2025	2024
New facilities, equipment, and intangible assets	$8,948	$14,239
Maintenance capital expenditures	3,341	4,980
Total capital expenditures	$12,289	$19,219
The capital expenditures during the nine months ended June 30, 2025, and 2024 were composed mostly of construction projects in-progress. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	Nine Months Ended June 30,
	2025	2024
Proceeds from debt obligations	$9,175	$22,657
Payments on debt obligations	(14,431)	(17,137)
Purchase of treasury stock	(9,158)	(12,775)
Payment of dividends	(1,856)	(1,674)
Payment of loan origination costs	(80)	(290)
Net cash used in financing activities	$(16,350)	$(9,219)
We purchased 198,200 shares of our common stock at an average price of $46.21 during the nine months ended June 30, 2025, while we purchased 267,849 shares of our common stock at an average price of $47.69 during the nine months ended June 30, 2024. As of June 30, 2025, we have approximately $11.9 million authorization remaining to purchase additional shares.

We paid $0.07 per share in quarterly dividends during the three quarters ended June 30, 2025, while we paid $0.06 per share during the three quarters ended June 30, 2024.
See Note 6 to our unaudited condensed consolidated financial statements for future maturities of our debt obligations as of June 30, 2025.
We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the nine months ended June 30, 2025, and 2024.
Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	Nine Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$35,684	$40,233
Less: Maintenance capital expenditures	3,341	4,980
Free cash flow	$32,343	$35,253
Our free cash flow for the nine-month period decreased by 8.3% compared to the comparable prior-year period primarily due to lower conversion of revenues earned to cash, partially offset by lower payments of operating liabilities and maintenance capital expenditures in the current nine-month period as compared to last year.
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

The following table presents a summary of such indicators for the nine months ended June 30 (in thousands, except percentages):

	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Sales of alcoholic beverages	$91,834	(8.8)%	$100,665	7.2%	$93,937
Sales of food and merchandise	29,554	(12.1)%	33,606	2.6%	32,757
Service revenues	72,262	(2.3)%	73,951	(5.1)%	77,916
Other	14,854	5.0%	14,148	1.6%	13,930
Total revenues	$208,504	(6.2)%	$222,370	1.8%	$218,540
Net income attributable to RCIHH common stockholders	$16,313	489.6%	$2,767	(89.8)%	$27,055
Net cash provided by operating activities	$35,684	(11.3)%	$40,233	(14.4)%	$47,004
Adjusted EBITDA*	$45,228	(17.4)%	$54,782	(15.5)%	$64,832
Free cash flow*	$32,343	(8.3)%	$35,253	(16.2)%	$42,055
Debt (end of period)	$241,261	(1.7)%	$245,400	0.6%	$243,823
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
As of June 30, 2025, nine of the ten existing Bombshells restaurants were located in Texas, with one location in Denver, Colorado. Our growth strategy is to diversify our operations with these units which do not require SOB licenses, which are sometimes difficult to obtain. While we are searching for adult nightclubs to acquire, we are able to also search for restaurant/sports bar locations that are consistent with our income targets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2025, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2024.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2025. This determination is based on the previously reported material weaknesses management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
As previously reported in our Annual Report for the year ended September 30, 2024, filed with the SEC on December 16, 2024, management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2024. In the evaluation, management identified material weaknesses in internal control related to (1) ineffective design and operation of controls over certain information technology general controls ("ITGCs"), including program change management, user access, and vendor management controls; (2) ineffective design and operation of controls, which include management review controls, over the accounting for business combinations; and (3) ineffective design and operation of controls, which include management review controls, over the Company's assessments of potential impairment. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective as those controls could have been adversely impacted. We believe that these control deficiencies were a result of inadequate IT controls over the review of user access and imprecise documentation of procedures related to program change management. Additionally, we rely upon a variety of outsourced IT service providers for key elements of the technology infrastructure impacting our financial reporting process. Certain outsourced IT service providers could not provide System and Organization Controls ("SOC") reports for periods that closely align with our fiscal year end. Given that management did not effectively assess the design and operation of these outsourced IT service providers’ internal controls, some of our controls over IT systems and business processes were also deemed ineffective, but only to the extent that we rely upon information that was subject to the outsourced IT service providers’ control environment. These deficiencies may have an impact on our financial statements, account balances, and disclosures. Based on our evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2024.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended June 30, 2025, was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2025	25,125	$39.17	25,125	$13,936,737
May 1 - 31, 2025	25,200	$41.71	25,200	$12,885,669
June 1 - 30, 2025	25,000	$40.34	25,000	$11,877,107
	75,325	$40.41	75,325
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

101
The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Cash Flows, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Balance Sheets, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: August 11, 2025	By:	/s/ Eric S. Langan
Eric S. Langan
Chief Executive Officer and President

Date: August 11, 2025	By:	/s/ Bradley Chhay
Bradley Chhay
Chief Financial Officer and Principal Accounting Officer