Form 10-K
period 2025-09-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2026-03-19
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $347,708,768.
As of March 13, 2026, there were approximately 7,710,000 shares of common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 – “Business,” Item 1A – “Risk Factors,” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and, in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with (i) operating and managing an adult business, (ii) the business climates in cities where we operate, (iii) the success or lack thereof in launching and building our businesses, (iv) cyber security, (v) conditions relevant to real estate transactions, (vi) the impact of the COVID-19 pandemic, (vii) our ability to regain and maintain compliance with the filing requirements of the SEC and the Nasdaq Stock Market, and (viii) numerous other factors such as laws governing the operation of adult entertainment businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
Item 1. BUSINESS.
OUR COMPANY
RCI Hospitality Holdings, Inc. is a holding company that, through its subsidiaries, engages in businesses that offer live adult entertainment and/or high-quality dining experiences to its guests. Our subsidiaries operated 71 establishments in 15 states as of September 30, 2025, including one club that was temporarily closed due to fire damage and one for rebranding. Together with its subsidiaries, RCI Hospitality Holdings, Inc. is collectively referred to as “RCIHH,” "RCI," the “Company,” “we,” “us,” or “our” in this report. We also operate a leading business communications company serving the multibillion-dollar adult nightclubs industry. RCIHH was incorporated in the State of Texas in 1994 and became public in 1995.
Our fiscal year ends on September 30. References to years 2025, 2024, and 2023 are for fiscal years ended September 30, 2025, 2024, and 2023, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.
OUR BUSINESS
Our subsidiaries operate several businesses, which we aggregate for financial reporting purposes into two reportable segments – Nightclubs and Bombshells. Businesses that are not included as Nightclubs or Bombshells are combined as “Other.” We adopted Accounting Standards Update 2023-07, Segment Reporting, as of September 30, 2025. Segment-related disclosures, except for those in Note 4 to our consolidated financial statements, relate to amounts exclusive of intersegment items.
During fiscal 2025, 2024, and 2023, consolidated revenues were $279.4 million, $295.6 million, and $293.8 million, respectively, generating diluted earnings per share of $1.23, $0.33, and $3.13, respectively.
The table below shows the number of Nightclubs and Bombshells open by state as of September 30, 2025:

	Nightclubs	Bombshells	Total
Arizona	1	—	1
Colorado	6	1	7
Florida	4	—	4
Illinois	5	—	5
Indiana	1	—	1
Kentucky	1	—	1
Louisiana	1	—	1
Maine	1	—	1
Michigan	1	—	1
Minnesota	3	—	3
New York	4	—	4
North Carolina	2	—	2
Pennsylvania	2	—	2
South Carolina	1	—	1
Texas	26	10	36
	59	11	70

Nightclubs Segment
Our Nightclubs subsidiaries operate our adult entertainment nightclubs through several brands that target many different demographics of customers by providing a unique, quality entertainment environment. Our clubs do business as Rick’s Cabaret, Jaguars Club, Tootsie’s Cabaret, XTC Cabaret, Club Onyx, Hoops Cabaret and Sports Bar, Scarlett’s Cabaret, Diamond Cabaret, Cheetah Gentlemen's Club, PT's Showclub, Playmates Club, Country Rock Cabaret, Temptations Adult Cabaret, Foxy’s Cabaret, Vivid Cabaret, Downtown Cabaret, Cabaret East, The Seville, Silver City Cabaret, Heartbreakers Gentlemen's Club, Kappa Men’s Club, Baby Dolls, and Chicas Locas. We also operate one dance club under the brand name Studio 80. In 2025, we acquired clubs doing business as Flight Club, Platinum West, and Platinum Plus.
We generate revenue from our nightclubs through the sale of alcoholic beverages, food, and merchandise items; service in the form of cover charge, licensing fees, and room rentals; and through other related means such as ATM commissions and vending income, among others.
During fiscal 2025, our Nightclub segment sales mix was 40% service revenue; 43% alcoholic beverages; and 17% food, merchandise, and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 88.6%. Our Nightclubs segment revenue decreased by approximately 0.6% and income from operations increased by 20.1% compared to the prior year. Same-stores sales for Nightclubs in 2025 was -2.1%.

NIGHTCLUBS SALES MIX (FY2025)
Food, merch, and other 17%
Service 40%
LBW 43%

For a list of our nightclub locations, refer to Item 2—“Properties.”
Bombshells Segment
Our Bombshells segment operates a restaurant and bar concept that sets itself apart with décor that pays homage to all branches of the U.S. military. Locations feature local DJs, large outdoor patios, and more than 75 state-of-the-art flat screen TVs for watching your favorite sports. All food and drink menu items have military names. Bombshell Girls, with their military-inspired uniforms, are a key attraction. Their mission, in addition to waitressing, is to interact with guests and generate a fun atmosphere. During fiscal 2025, we opened two Bombshells locations in Denver, Colorado and Lubbock, Texas and closed three locations in Austin, Houston, and Spring, Texas, and one food hall in Denver, Colorado.
During fiscal 2025, Bombshells sales mix was 52% alcoholic beverages and 48% food, merchandise, and other. Segment gross margin (revenues less cost of goods sold, divided by revenues) was approximately 76.1%. Bombshells segment revenue decreased by 29.2%, while income from operations improved to a $177,000 income from a $10.8 million loss in the prior year. Same-stores sales for Bombshells in 2025 was -13.6%.

BOMBSHELLS SALES MIX (FY2025)
Food, merch, and other 48%
LBW 52%

For a list of our Bombshells locations, refer to Item 2—“Properties.”
Other Segment
We group together all businesses not belonging to either Nightclubs and Bombshells as Other reportable segment. This is made up of several wholly-owned subsidiaries composed primarily of our Media Group and Drink Robust. Our Media Group is the leading business communications company serving the multibillion-dollar adult nightclubs industry and the adult retail products industry. It owns a national industry convention and trade show; two national industry trade publications; two national industry award shows; and more than a dozen industry and social media websites. Included in the Media Group is ED Publications, publishers of the bimonthly ED (Exotic Dancer) Magazine, the only national business magazine serving the 2,000 adult nightclubs of North America, which collectively have revenue in excess of $5 billion, according to the Association of Club Executives (an industry lobbying organization that was founded by ED Publications in 1999). In addition, ED Publications produces the bimonthly StorErotica Magazine, which is mailed to over 2,500 adult retail stores and lingerie boutiques across the US. ED Publications, founded in 1991, also produces the Annual ED EXPO, the only convention and tradeshow in the world for the multi-billion-dollar adult nightclub industry. The Media Group produces two nationally recognized industry award shows for the readers of both ED Magazine and StorErotica Magazine, and maintains several B-to-B and consumer websites for both industries. Drink Robust is licensed to sell Robust Energy Drink in the United States.

OUR STRATEGY
Our overall objective is to create value for our shareholders by developing and operating profitable businesses in the hospitality and related space. We strive to achieve that by providing an attractive price-value entertainment, dining experience, and top-notch service; by attracting and retaining quality personnel; and by focusing on unit-level operating performance.
In December 2024, we launched our five-year Back-to-Basics strategy where we focus on improving performance of existing clubs and Bombshells units to fuel our capital allocation priorities. For the allocation of our free cash flow, we currently divide it among club acquisitions (investing), share buybacks (financing), and dividends (financing). Our financial targets by fiscal 2029 are to achieve:
•Total revenues of $400 million
•Free cash flow of $75 million
•Shares outstanding of 7.5 million
Over a five-year period from fiscal 2020 through fiscal 2025, our income from operations increased at a compound annual growth rate (“CAGR”) of 62%, which was mainly caused by increasing revenue at a CAGR of 16% and decreasing impairment of assets at a CAGR of 13%. Excluding noncash and certain nonrecurring items, our non-GAAP diluted earnings per share improved at a CAGR of 33%. Net cash provided by operating activities improved by 26% and free cash flow also improved by 28% CAGR for the same period. We have steadily increased our quarterly dividend payments from $0.03 in fiscal 2016 to $0.07 in fiscal 2025. See discussions of our non-GAAP financial measures starting on page 45.

During 2022, we achieved our highest financial performance in terms of profitability and cash flow due to government stimulus prompted by the pandemic and the fact that our restaurants and clubs were among the first to open and resume business operations. Compared to our record net income in 2022, our 2025 net income decreased by 77%. But for the same time period, our net cash from operating activities only decreased by 23%. We are managing this by carefully evaluating our Bombshells program in view of recent performance trends. Currently, we have one location that is under construction and do not plan to add anymore locations after that.
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

TRADEMARKS
Our rights to the trade names “RCI Hospitality Holdings, Inc.,” “Rick’s,” “Rick’s Cabaret,” “Tootsie’s Cabaret,” “Club Onyx,” “XTC Cabaret,” “Temptations,” “Jaguars,” “Downtown Cabaret,” “Cabaret East,” “Bombshells Restaurant and Bar,” “Vee Lounge,” “Mile High Men’s Club,” “Country Rock Cabaret,” “PT’s,” and “Diamond Cabaret” are established under common law, based upon our substantial and continuous use of these trade names in interstate commerce, some of which have been in use at least as early as 1987. We have registered our service mark, “RICK’S AND STARS DESIGN,” and the “BOMBSHELLS RESTAURANT & BAR” logo design with the United States Patent and Trademark Office. We have also obtained service mark registrations from the Patent and Trademark Office for “RICK’S AND STARS DESIGN” logo, “RCI HOSPITALITY HOLDINGS, INC.,” “RICK’S,” “RICK’S CABARET,” “CLUB ONYX,” “XTC CABARET,” “SCARLETT’S CABARET,” “SILVER CITY CABARET,” “BOMBSHELLS RESTAURANT AND BAR,” “THE SEVILLE CLUB,” “DOWN IN TEXAS SALOON,” “HOOPS CABARET,” “VEE LOUNGE,” “STUDIO 80,” “FOXY’S CABARET,” “EXOTIC DANCER,” “TOYS FOR TATAS,” “LA BOHEME GENTLEMAN'S CLUB,” “MILE HIGH MEN’S CLUB,” “MHMC logo,” “AFTER DARK,” “COUNTRY ROCK CABARET,” “PT’S,” “DIAMOND CABARET,” “CABARET ROYALE,” “BABY DOLLS SALOON,” “BABY DOLLS TOPLESS SALOON,” “BABY DOLLS,” “JAGUARS," and “BOMBSHELLS OFFICER’S CLUB” are registered through service mark registrations issued by the United States Patent and Trademark Office. As of this date, we have pending registration applications for the names “TOOTSIES CABARET,” “RICK'S REWARDS,” “VENICE CABARET,” “CHERRY CREEK FOOD HALL AND BREWERY,” and “THE MANSION.” We also own the rights to numerous trade names associated with our media division. There can be no assurance that these steps we have taken to protect our service marks will be adequate to deter misappropriation of our protected intellectual property rights.
EMPLOYEES AND INDEPENDENT CONTRACTORS
Our people are employed by the parent company or by its subsidiaries. Executive officers are employed by the registrant (parent company); shared services personnel and managers responsible for multiple clubs or restaurants are employed by RCI Internet Services, Inc. and SWR Consulting, Inc.; and the rest are employed by the individual operating entities. As of September 30, 2025, we had the following employees:

	Operations
	Managers	Non-Managers	Corporate	Total
Hourly	60	2,874	8	2,942
Salaried	365	49	88	502
	425	2,923	96	3,444
Additionally, as of September 30, 2025, we had independent contractor entertainers who are self-employed and conduct business at our locations on a non-exclusive basis. Our entertainers at Rick’s Cabaret in Minneapolis, Minnesota and at Jaguars Club in Phoenix, Arizona may elect to act as commissioned employees. All employees and independent contractors sign arbitration non-class-action participation agreements, where allowed by federal and state laws. None of our employees are represented by a union. We consider our employee relations to be good.
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
Our technology systems contain personal, financial, and other information that is entrusted to us by our guests and employees, as well as financial, proprietary, and other confidential information related to our business, and a significant portion of our sales are by credit or debit cards. If our technology systems, or those of third-party services providers we rely upon, are compromised as a result of a cyber-attack (including whether from circumvention of security systems, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, or social engineering) or other external or internal method, it could result in an adverse and material impact on our reputation, operations, and financial condition. The cyber risks we face range from cyber-attacks common to most industries, to attacks that target us due to the confidential consumer information we obtain through our electronic processing of credit and debit card transactions. Such security breaches could also result in litigation or governmental investigation against us, as well as the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack or to have failed to properly respond to an incident. Like many other customer facing companies we have experienced, and will likely continue to experience, attempts to compromise our information technology systems. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. While we continue to make significant investment in physical and technological security measures, employee training, and third-party services designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third-party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns or breaches of confidential information due to criminal conduct, employee error or malfeasance, utility failures, natural disasters, or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such breaches or data loss.
We are subject to a variety of continually evolving and developing laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. The use and disclosure of such information is regulated and enforced at the federal, state and international levels, and these laws, rules and regulations are subject to change. Additionally, the information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and guest and employee expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our information systems and records and that of our service providers.
As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur significant additional costs in technology, third-party services, and personnel to maintain systems designed to anticipate and prevent cyber-attacks. As with many public companies, our defenses are under attack regularly. There might be minor intrusions from time to time. We have added certain preventive measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future significant cyber-attacks or data loss. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, guests’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and employees, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and effective disclosure controls and procedures. In particular, under Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In performing this evaluation and testing, both our management and our independent registered public accounting firm concluded that our internal control over financial reporting is not effective as of September 30, 2025. We are, however, addressing this issue and remediating our material weaknesses. When we were to identify a material weakness, correcting that issue, and thereafter our continued compliance with Section 404 require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to correct an internal control issue and comply with the requirements of Section 404 in a timely manner, or if in the future we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
We have identified material weaknesses in our internal control over financial reporting.
Management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, and concluded that we did not maintain effective internal control over financial reporting. Management identified material weaknesses related to (1) ineffective design and operation of controls over certain information technology general controls, including change management and vendor management controls; (2) ineffective design and operation of controls, which include management review controls, over the accounting for business combinations and contingent liabilities; and (3) ineffective design and operation of controls, which include management review controls, over the impairment assessments over long-lived assets, definite- and indefinite-lived intangible assets, and goodwill. See Item 9A, “Controls and Procedures,” below. While certain actions have been taken to implement a remediation plan to address these material weaknesses and to enhance our internal control over financial reporting, if these material weaknesses are not remediated, it could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in our Company, and, as a result, the value of our common stock could be adversely affected.
We may have uninsured risks in excess of our insurance coverage or self-insurance.
Historically, we have maintained insurance in amounts we consider adequate for personal injury and property damage to which the business of the Company may be subject. During fiscal 2025, however, we self-insured certain general liability and liquor insurance coverage in a number of establishments due to increasingly prohibitive costs of such coverage. However, we still carry at least the minimum insurance coverage where it is required by law for licensing requirements. There can be no assurance that we will not have uninsured liabilities or liabilities in excess of the coverage provided by insurance or self-insurance, which liabilities may be imposed pursuant to the Texas “dram shop” statute or similar “dram shop” statutes or common law theories of liability in other states where we operate or expand. For example, the Texas “dram shop” statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of its employee who over-serves if (i) the employer requires its employees to attend a seller training program approved by the TABC; (ii) the employee has actually attended such a training program; and (iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is our policy to require that all servers of alcohol working at our clubs in Texas be certified as servers under a training program approved by the TABC, which certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the TABC. There can be no assurance, however, that uninsured liabilities may not arise in the markets in which we operate which could have a material adverse effect on the Company.
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
Claims brought by government authorities have the potential to be especially disruptive to our business and operations. As described further under “Legal Matters” in Note 11 to our consolidated financial statements, on September 16, 2025, the Company was indicted in the Supreme Court of the State of New York, County of New York, along with two executive officers of the Company (Eric Langan, then Chief Executive Officer, and Bradley Chhay, then Chief Financial Officer, who each subsequently stepped down from those positions in November 2025), three employees of subsidiaries, and the Company’s subsidiaries Peregrine Enterprises, Inc. (the operator of Rick’s Cabaret in New York City), RCI Dining Services (37th Street), Inc. (the operator of Vivid Cabaret in New York City) and RCI 33rd Street Ventures, Inc. (the operator of Hoops Cabaret and Sports Bar in New York City). The indictment alleges that the defendants committed conspiracy, bribery, criminal tax fraud, and offering a false instrument for filing. These charges, which resulted from a previously disclosed investigation by the Office of the Attorney General of New York, allege that a tax auditor with the New York State Department of Taxation and Finance was provided complimentary admission to clubs, restaurant meals, private dances and travel expenses in exchange for the reduction of certain sales tax liabilities in connection with the use of “Dance Dollars.” The Company is continuing to evaluate the charges in the indictment and intends to vigorously defend itself against them, while also continuing to seek a just resolution. The charges are merely allegations, and the defendants are presumed innocent unless and until proven guilty in a court of law. It is not possible at this time to determine whether the Company will incur any fines, penalties, or liabilities in connection with the investigation. If, however, a government authority was to allege that illegal conduct was committed by the Company or any of its employees or executives, regardless of whether any such claims are valid, such claims have the potential to affect our business and defending such claims may be expensive and may divert time, attention and money away from our operations and hurt our performance. Further, adverse publicity resulting from these claims may negatively affect our business.
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

On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015, and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer had insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As of September 30, 2025, we have no remaining unresolved claims out of the original 71 claims.
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
We are dependent on key personnel.
Our future success is dependent, in a large part, on retaining the services of individuals who possess comprehensive knowledge of our industry. Eric Langan, our former President and Chief Executive Officer, and Bradley Chhay, our former Chief Financial Officer, have served these roles in the past, but both individuals stepped down as executive officers in November 2025. Travis Reese and Albert Molina have stepped in to fill these positions and Messrs. Langan and Chhay have remained with the Company in different roles. Our executive officers have vast experience in the adult nightclub and/or hospitality industries, with Mr. Molina having specialized familiarity with our accounting systems and how they affect our operations. The loss of key personnel could have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. There can be no assurance that any of our key personnel will continue to be employed by us.

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
We are also subject to the general risks of inflation, increases in minimum wage, health care, and other benefits that may have a material adverse effect on our cost structure, and the disruption in our supply chain caused by several factors.
Risks related to general macroeconomic and safety conditions
Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing war and other geopolitical conflict.
Ongoing war and other geopolitical conflicts could have adverse effects on global macroeconomic conditions which could negatively impact our business, financial condition, and results of operations. These conflicts are highly unpredictable and have historically resulted in significant volatility in oil and natural gas prices worldwide.
If we are unable to maintain compliance with certain of our debt covenants or unable to obtain waivers, we may be unable to make additional borrowings and be declared in default where our debt will be made immediately due and payable. In addition, global economic conditions may make it more difficult to access new credit facilities.
Our liquidity position is, in part, dependent upon our ability to borrow funds from financial institutions and/or private individuals. Certain of our debts have financial covenants that require us to maintain certain operating income to debt service ratios. As of September 30, 2025, we were in compliance with all covenants. Due to the impact of macroeconomic, geopolitical, and health and safety factors, and the potential economic slowdown, our financial performance in future periods could be negatively impacted. A failure to comply with the financial covenants under our credit facility or obtain waivers would give rise to an event of default under the terms of certain of our debts, allowing the lenders to accelerate repayment of any outstanding debt.
We have recorded impairment charges in current and past periods and may record additional impairment charges in future periods.
Our nightclubs are often acquired with a purchase price based on historical EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). This results in certain nightclubs carrying a substantial amount of intangible asset value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require periodic impairment review of indefinite-lived intangible assets, long-lived assets, and goodwill to determine if, or when events and circumstances indicate that, the fair value of these assets is not recoverable. As a result of our periodic impairment reviews, we recorded impairment charges of $5.3 million in 2025 (representing $3.8 million of SOB license impairment on six clubs and $1.6 million of property and equipment impairment on one food hall operated under the Bombshells segment); $38.5 million in 2024 (representing $8.9 million of goodwill impairment, $11.8 million of SOB license impairment on seven clubs, $10.6 million of property and equipment impairment on four clubs and nine Bombshells units, $6.5 million of operating lease right-of-use assets impairment on five Bombshells units, $693,000 of tradename impairment on one club, and $68,000 related to other assets); and $12.6 million in 2023 (representing $4.2 million of goodwill impairment, $6.5 million of SOB license impairment on eight clubs, $1.0 million of operating lease right-of-use asset on one club, $814,000 of software impairment on two investment projects, and $58,000 of property and equipment impairment on one club). If difficult market and economic conditions materialize over the next year and/or we experience a decrease in revenue at one or more nightclubs or restaurants, we could incur a decline in fair value of one or more of our nightclubs or restaurants. This could result in future impairment charges of up to the total value of our tangible and intangible assets, including goodwill. We actively monitor our clubs and restaurants for any indication of impairment.
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
We have an information technology team, led by our Director of Information Technology, that is responsible for implementing and maintaining cybersecurity and data protection practices at the Company in close coordination with our senior management team. Our Director of Information Technology has more than 20 years of extensive work experience in technology, business systems, and operations. We seek to address cyber risks through a cross-functional approach, including relevant training for applicable employees and regular reviews and tests of our cybersecurity program that leverage work done by internal audit.
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

Item 2. PROPERTIES.
As of September 30, 2025, we own 88 real estate properties. On 60 of these properties, we operate clubs or restaurants, including those temporarily closed. We lease multiple other properties to third-party tenants. Eight of our owned properties are in locations where we previously operated clubs or are adjacent to acquired clubs, but now lease the buildings to third parties. Twenty are non-income-producing properties for corporate use (including our corporate office) or future club or restaurant locations, or may be offered for sale in the future. Eleven of our clubs and restaurants are in leased locations.
Our principal corporate office is located at 10737 Cutten Road, Houston, Texas 77066, consisting of a 21,000-square foot corporate office and an 18,000-square foot warehouse facility.
Below is a list of locations we operated as of September 30, 2025:

Name of Establishment	Fiscal Year Acquired/Opened
Club Onyx, Houston, TX	1995
Rick’s Cabaret, Minneapolis, MN	1998
XTC Cabaret, Austin, TX	1998
Scarlett's Cabaret, San Antonio, TX	1998
Rick’s Cabaret, New York City, NY	2005
Club Onyx, Charlotte, NC	2005	(1)
Jaguars Club, San Antonio, TX	2006
Rick’s Cabaret, Fort Worth, TX	2007
Tootsie’s Cabaret, Miami Gardens, FL	2008
Dallas Showclub, Dallas, TX	2008
Rick’s Cabaret, Round Rock, TX	2009
Cabaret East, Fort Worth, TX	2010
Rick’s Cabaret DFW, Fort Worth, TX	2011
Downtown Cabaret, Minneapolis, MN	2011
Silver City Cabaret, Dallas, TX	2012
Jaguars Club, Odessa, TX	2012
Jaguars Club, Phoenix, AZ	2012
Jaguars Club, Longview, TX	2012
Baby Dolls, Tye, TX	2012
Jaguars Club, Edinburg, TX	2012	(3)
Chicas Locas, El Paso, TX	2012	(3)
Studio 80, Fort Worth, TX	2013	(1)
Bombshells, Dallas, TX	2013
Scarlett's Cabaret, Sulphur, LA	2013
Temptations, Beaumont, TX	2013
Vivid Cabaret, New York, NY	2014	(1)
Rick’s Cabaret, Odessa, TX	2014
Foxy’s Cabaret, Austin TX	2015
The Seville, Minneapolis, MN	2015
Hoops Cabaret and Sports Bar, New York, NY	2016	(1)
Bombshells, Highway 290 Houston, TX	2017	(1)
Scarlett’s Cabaret, Washington Park, IL	2017
Scarlett’s Cabaret, Miami, FL	2017
Bombshells, Pearland, TX	2018

Name of Establishment	Fiscal Year Acquired/Opened
Kappa Men’s Club, Kappa, IL	2018
Rick’s Cabaret, Chicago, IL	2019
Rick’s Cabaret, Pittsburgh, PA	2019
Bombshells I-10, Houston, TX	2019
Bombshells 249, Houston, TX	2019
Bombshells, Katy, TX	2020
Bombshells 59, Houston, TX	2020
Diamond Cabaret, Denver, CO	2022	(1)
Scarlett's Cabaret, Denver, CO	2022
PT's Showclub, Denver, CO	2022
Rick's Cabaret, Denver, CO	2022	(1)
Diamond Cabaret, St. Louis, IL	2022	(1)
Country Rock Cabaret, St. Louis, IL	2022	(1)
PT's Showclub, Indianapolis, IN	2022
Rick's Cabaret, Raleigh, NC	2022	(1)
Rick's Cabaret, Portland, ME	2022
PT's Showclub, Louisville, KY	2022
PT's Centerfold, Denver, CO	2022
Mansion Gentlemen's Club & Steakhouse, Newburgh, NY	2022
Bombshells, Arlington, TX	2022
Playmates Club, Miami, FL	2022
Cheetah Gentlemen's Club, Miami, FL	2022
PT's Showclub, Odessa, TX	2022
Heartbreakers Gentlemen's Club, Dickinson, TX	2023
Baby Dolls, Dallas, TX	2023
Chicas Locas, Dallas, TX	2023
Chicas Locas, Arlington, TX	2023
Chicas Locas, Houston, TX	2023
Baby Dolls, Fort Worth, TX	2023	(2)
PT's Centerfold, Lubbock, TX	2024
Bombshells, Stafford, TX	2024
Bombshells, Denver, CO	2025
Flight Club, Inkster, MI	2025
Platinum West, West Columbia, SC	2025
Platinum Plus, Allentown, PA	2025	(1)
Rick's Cabaret, Central City, CO	2025
Bombshells, Lubbock, TX	2025
(1)Leased location.
(2)Temporarily closed due to fire.
(3)Closed or sold subsequent to September 30, 2025.

Our property leases are typically for a fixed rental rate with contingent rent for certain locations. The lease terms generally have initial terms of 10 to 20 years with renewal terms of 5 to 20 years. At September 30, 2025, certain of the properties we own were collateral for mortgage debt amounting to approximately $150.6 million. We believe that our existing facilities, both owned and leased, are in good condition and adequate and suitable for the conduct of our business.
See related information in Notes 7 and 9 to our consolidated financial statements.
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
Holders
On March 13, 2026, the closing stock price for our common stock as reported by NASDAQ was $21.42, and there were 75 stockholders of record of our common stock (excluding broker held shares in “street name”). Currently, we estimate that there are approximately 11,400 stockholders having beneficial ownership in street name.
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
Dividend Policy
Prior to 2016, we had not paid cash dividends on our common stock. Starting in March 2016, in conjunction with our share buyback program (see discussion below), our board of directors declared regular quarterly cash dividends. Below are our historical dividend payments:

Quarterly Dividend per Share
Second quarter 2016 through third quarter 2019	$0.03
Fourth quarter 2019	$0.04
First quarter 2020	$0.03
Second quarter 2020	$0.04
Third quarter 2020	$0.03
Fourth quarter 2020 through first quarter 2022	$0.04
Second quarter 2022 through first quarter 2023	$0.05
Second quarter 2023 though third quarter 2024	$0.06
Fourth quarter 2024 through first quarter 2026	$0.07
Second quarter 2026 through current	$0.08
During fiscal 2025, 2024, and 2023, we paid cash dividends totaling $2.5 million, $2.3 million, and $2.1 million, respectively.

Purchases of Equity Securities by the Issuer
Our share repurchase activity during the three months ended September 30, 2025 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
July 1-31, 2025	27,939	$38.96	27,939	$10,788,525
August 1-31, 2025	29,400	$36.44	29,400	$9,717,204
September 1-30, 2025	15,400	$35.22	15,400	$9,174,873
	72,739	$37.15	72,739
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

Stock Performance Graph
The following chart compares the five-year cumulative total stock performance of our common stock; the NASDAQ Composite Index (IXIC); the Russell 2000 Index (RUT); and the Dow Jones U.S. Restaurant & Bar Index (DJUSRU), our peer index. The graph assumes a hypothetical investment of $100 on September 30, 2020, in each of our common stock and each of the indices, and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day as of September 30 each year, representing the last day of our fiscal year. The calculations exclude trading commissions and taxes. We have selected the Dow Jones U.S. Restaurant & Bar Index as our peer index since it represents a broader group of restaurant and bar operators that are more aligned to our core business operations. RICK is a component of the NASDAQ Composite Index and the Russell 2000 Index. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
Sep-20
Sep-21
Sep-22
Sep-23
Sep-24
Sep-25
RICK
IXIC
DJUSRU
RUT

	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024	9/30/2025
RCI Hospitality Holdings, Inc.	$100.00	$336.19	$319.02	$296.39	$217.81	$149.49
NASDAQ Composite Index	$100.00	$129.38	$94.70	$118.37	$162.88	$202.91
Dow Jones U.S. Restaurant & Bar Index	$100.00	$122.58	$105.38	$120.03	$146.72	$146.83
Russell 2000 Index	$100.00	$146.21	$110.42	$118.40	$147.91	$161.60
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
•Liquidity and Capital Resources — an analysis of cash flows, aggregate contractual obligations, and an overview of financial position.
OUR BUSINESS
The following are our operating segments:

Nightclubs	Our wholly-owned subsidiaries own and/or operate upscale adult nightclubs. These nightclubs are in Houston, Austin, San Antonio, Dallas, Fort Worth, Beaumont, Longview, Harlingen, Edinburg, Tye, Lubbock, Round Rock, El Paso and Odessa, Texas; Central City and Denver, Colorado; Charlotte and Raleigh, North Carolina; Minneapolis, Minnesota; New York and Newburgh, New York; Miami Gardens, Pembroke Park and Miami, Florida; Pittsburgh and Allentown, Pennsylvania; Phoenix, Arizona; Louisville, Kentucky; Portland, Maine; Indianapolis, Indiana; Washington Park, Kappa, Sauget and Chicago, Illinois; Inkster, Michigan; and West Columbia, South Carolina. No sexual contact is permitted at any of our locations. We also own and operate a Studio 80 dance club in Fort Worth, Texas. We also own and lease to third parties real properties that are adjacent to (or used to be locations of) our clubs.

Bombshells
Our wholly-owned subsidiaries own and operate restaurants and sports bars in Houston, Dallas, Pearland, Tomball, Katy, Arlington, Stafford, and Lubbock, Texas, and Denver, Colorado, under the brand name Bombshells Restaurant & Bar.

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

Upon initial adoption of ASU 2023-07 for the annual reporting period ended September 30, 2025 (see Note 2 to our consolidated financial statements), certain previously reported segment information have changed. There were no changes in consolidated amounts. Segment-related discussions and analyses in the MD&A relate to amounts exclusive of intersegment items.
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
During fourth quarter of 2025, we impaired one property for $1.6 million in property and equipment.

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
For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. Key estimates in the discounted cash flow model include management’s estimate of the projected revenues and operating margins, along with the selection of a weighted-average cost of capital to discount cash flows. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2025, we did not impair goodwill. For the year ended September 30, 2024, we identified four reporting units that were impaired and recognized a total goodwill impairment of $8.9 million. For the year ended September 30, 2023, we identified four reporting units that were impaired and recognized a total goodwill impairment of $4.2 million.
For indefinite- and definite-lived intangibles, specifically SOB licenses, we determine fair value by estimating the multiperiod excess earnings of the asset with key assumptions being similar to those used in the goodwill impairment valuation model. We recorded impairment charges for SOB licenses amounting to $3.8 million in 2025 related to six clubs, $11.8 million in 2024 related to seven clubs, and $6.5 million in 2023 related to eight clubs. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for tradenames amounting to $0 in 2025, $693,000 in 2024 related to one club, and $0 in 2023.
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
In fiscal 2025, the Company self-insured a significant portion of expected losses under its general liability and liquor insurance programs due to increasingly prohibitive costs of such coverage from third-party insurers. The Company continues to purchase insurance for workers' compensation, property, auto, and business interruption, as well as the minimum insurance coverage where it is required by law for licensing requirements. We record a liability for unresolved claims and for an estimate of incurred but not reported claims including legal costs based on historical experience. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims development history, and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances.

OPERATIONS REVIEW
Highlights of operations from fiscal 2025, 2024, and 2023 are as follows (in thousands, except percentages and per share amounts):

	2025	Inc (Dec)	2024	Inc (Dec)	2023
Revenues
Consolidated	$279,434	(5.5)%	$295,604	0.6%	$293,790
Nightclubs	$242,501	(0.6)%	$243,864	3.0%	$236,748
Bombshells	$35,810	(29.2)%	$50,578	(9.2)%	$55,723

Same-store sales
Consolidated		(3.5)%		(5.1)%
Nightclubs		(2.1)%		(2.1)%
Bombshells		(13.6)%		(18.4)%

Income (loss) from operations
Consolidated	$30,267	61.0%	$18,805	(63.5)%	$51,484
Nightclubs	$69,569	20.1%	$57,912	(20.9)%	$73,174
Bombshells	$177	101.6%	$(10,783)	(265.8)%	$6,502

Diluted earnings per share	$1.23	272.7%	$0.33	(89.5)%	$3.13

Non-GAAP diluted earnings per share*	$2.12	(55.1)%	$4.72	(3.6)%	$4.90

Net cash provided by operating activities	$49,418	(11.6)%	$55,884	(5.5)%	$59,130

Free cash flow*	$45,398	(6.2)%	$48,421	(8.9)%	$53,176
*Reconciliation and discussion of non-GAAP financial measures are included under the “Non-GAAP Financial Measures” section of this Item. These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

The following common size income statements present a comparison of our consolidated results of operations as a percentage of total revenues for the three most recently completed fiscal years:

	2025	2024	2023
Revenues
Sales of alcoholic beverages	43.7%	45.0%	43.3%
Sales of food and merchandise	14.3%	15.1%	14.9%
Service revenues	34.7%	33.3%	35.3%
Other	7.3%	6.6%	6.5%
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	18.1%	18.2%	18.3%
Food and merchandise sold	35.3%	36.7%	35.1%
Service and other	0.3%	0.3%	0.2%
Total cost of goods sold (exclusive of items shown separately below)	13.1%	13.9%	13.3%
Salaries and wages	29.9%	28.5%	27.1%
Selling, general, and administrative	38.6%	33.7%	31.7%
Depreciation and amortization	5.4%	5.2%	5.2%
Impairments and other charges, net	2.1%	12.4%	5.3%
Total operating expenses	89.2%	93.6%	82.5%
Income from operations	10.8%	6.4%	17.5%
Other income (expenses)
Interest expense	(5.9)%	(5.6)%	(5.4)%
Interest income	0.2%	0.2%	0.1%
Non-operating gains, net	0.3%	—%	—%
Income before income taxes	5.5%	0.9%	12.2%
Income tax expense (benefit)	1.6%	(0.1)%	2.3%
Net income	3.9%	1.0%	9.9%
†Percentages may not foot due to rounding in this and in all of the succeeding tables presenting percentages in this report. They represent their corresponding dollar values divided by the base. Percentage of revenue for individual cost of goods sold items pertains to their respective revenue line.

Below is a table presenting the changes in each line item of the income statement for the last three fiscal years (dollar amounts in thousands):

	Better (Worse)
	2025 vs. 2024		2024 vs. 2023
	Amount	%	Amount	%
Revenues
Sales of alcoholic beverages	$(11,000)	(8.3)%	$5,862	4.6%
Sales of food and merchandise	(4,635)	(10.4)%	700	1.6%
Service revenues	(1,376)	(1.4)%	(5,122)	(4.9)%
Other	841	4.3%	374	2.0%
Total revenues	(16,170)	(5.5)%	1,814	0.6%
Operating expenses
Cost of goods sold
Alcoholic beverages sold	2,085	8.6%	(937)	(4.0)%
Food and merchandise sold	2,242	13.7%	(931)	(6.0)%
Service and other	21	5.3%	(115)	(40.8)%
Total cost of goods sold (exclusive of items shown separately below)	4,348	10.6%	(1,983)	(5.1)%
Salaries and wages	512	0.6%	(4,677)	(5.9)%
Selling, general, and administrative	(8,167)	(8.2)%	(6,648)	(7.1)%
Depreciation and amortization	317	2.1%	(244)	(1.6)%
Impairments and other charges, net	30,622	83.7%	(20,941)	(134.0)%
Total operating expenses	27,632	10.0%	(34,493)	(14.2)%
Income from operations	11,462	61.0%	(32,679)	(63.5)%
Other income/expenses
Interest expense	327	2.0%	(753)	(4.7)%
Interest income	83	17.2%	94	24.2%
Non-operating gains/losses, net	968	100.0%	—	—%
Income/loss before income taxes	12,840	492.3%	(33,338)	(92.7)%
Income tax expense/benefit	(5,019)	*	7,256	*
Net income	$7,821	259.1%	$(26,082)	(89.6)%
*Not meaningful.
Revenues
Consolidated revenues decreased by $16.2 million, or 5.5%, from 2024 to 2025 due mainly from closed units and the decrease in same-store sales, partially offset by sales from new units. From 2023 to 2024, consolidated revenues increased by $1.8 million, or 0.6%, due mainly from recently acquired clubs and a newly opened Bombshells, partially offset by a decrease in same-store sales and a sales decrease from locations that were closed or rebranded in 2024.

Segment contribution to total revenues was as follows (dollar amounts in thousands):

	2025	Inc (Dec)	2024	Inc (Dec)	2023
Nightclubs
Sales of alcoholic beverages	$103,495	(2.1)%	$105,669	9.7%	$96,325
Sales of food and merchandise	22,955	3.7%	22,129	10.7%	19,995
Service revenues	97,024	(1.2)%	98,233	(4.8)%	103,217
Other revenues	19,027	6.7%	17,833	3.6%	17,211
	242,501	(0.6)%	243,864	3.0%	236,748
Bombshells
Sales of alcoholic beverages	18,629	(32.1)%	27,455	(11.3)%	30,937
Sales of food and merchandise	17,016	(24.3)%	22,477	(6.0)%	23,911
Service revenues	55	(75.2)%	222	(38.3)%	360
Other revenues	110	(74.1)%	424	(17.7)%	515
	35,810	(29.2)%	50,578	(9.2)%	55,723
Other
Other revenues	1,123	(3.4)%	1,162	(11.9)%	1,319
	$279,434	(5.5)%	$295,604	0.6%	$293,790
Nightclubs segment revenues. Nightclubs revenues decreased by 0.6% from 2024 to 2025 and increased by 3.0% from 2023 to 2024, as detailed below.

	2025 vs. 2024	2024 vs. 2023
Impact of 2.1% and 2.1% decrease in same-store sales, respectively, to total revenues	(2.0)%	(2.0)%
New units	2.5%	7.6%
Closed units	(1.3)%	(1.4)%
Other	0.2%	(1.3)%
Net Nightclubs revenue increase (decrease)	(0.6)%	3.0%
Nightclubs segment sales mix for the three fiscal years, below:

	2025	2024	2023
Sales of alcoholic beverages	42.7%	43.3%	40.7%
Sales of food and merchandise	9.5%	9.1%	8.4%
Service revenues	40.0%	40.3%	43.6%
Other	7.8%	7.3%	7.3%
	100.0%	100.0%	100.0%
The 2025 new units include three clubs, one of which was acquired in January 2025 and the other two in April 2025 (with one of the two transactions that did not close until June 2025 due to permitting delay). There were no new club acquisitions in 2024. The 2023 new units include six clubs, one of which was acquired in October 2022 and five acquired in March 2023. See Note 16 to our consolidated financial statements for more information on our club acquisitions.
Included in other revenues of the Nightclubs segment is real estate rental revenue amounting to $1.7 million in 2025, $1.7 million in 2024, and $1.8 million in 2023.

Bombshells segment revenues. Bombshells revenues decreased by 29.2% from 2024 to 2025 and decreased by 9.2% from 2023 to 2024, as detailed below.

	2025 vs. 2024	2024 vs. 2023
Impact of 13.6% and 18.4% decrease in same-store sales, respectively, to total revenues	(8.8)%	(16.9)%
New units	6.2%	9.0%
Closed units	(26.5)%	(1.1)%
Other	—%	(0.2)%
Net Bombshells revenue decrease	(29.2)%	(9.2)%
With underperforming Bombshells closed or sold, we expect same-store sales to improve going forward.
Bombshells segment sales mix for the three fiscal years is as follows:

	2025	2024	2023
Sales of alcoholic beverages	52.0%	54.3%	55.5%
Sales of food and merchandise	47.5%	44.4%	42.9%
Service and other revenues	0.5%	1.3%	1.6%
	100.0%	100.0%	100.0%
Bombshells San Antonio was acquired from our franchisee in the second quarter of 2023. We also acquired a food hall in Greenwood Village, Colorado, during the first quarter of 2023. We opened Bombshells Stafford in the first quarter of 2024 and sold Bombshells San Antonio in the fourth quarter of 2024. During the first quarter of 2025, we closed two Bombshells locations in Houston, Texas, sold one Bombshells location in Austin, Texas, and also closed the food hall in Greenwood Village, Colorado. We opened one Bombshells location in Denver, Colorado, during the second quarter of 2025 and opened one Bombshells location in Lubbock, Texas, during the fourth quarter of 2025.
Other segment revenues. Other revenues included revenues from Drink Robust in all three fiscal years presented. Drink Robust sales were $129,000, $131,000, and $145,000 in fiscal 2025, 2024, and 2023, respectively, which exclude intercompany sales to Nightclubs and Bombshells units amounting to $260,000, $270,000, and $254,000 in fiscal 2025, 2024, and 2023, respectively. Media business revenues were $991,000, $1.0 million, and $1.1 million in fiscal 2025, 2024, and 2023, respectively.
Operating Expenses
Total operating expenses, as a percent of consolidated revenues, were 89.2%, 93.6%, and 82.5% for the fiscal year 2025, 2024, and 2023, respectively. Significant contributors to the change in operating expenses as a percent of revenues are explained below.
Cost of goods sold. Cost of goods sold includes cost of alcoholic and non-alcoholic beverages, food, cigars and cigarettes, merchandise, media printing/binding, and Drink Robust. As a percentage of consolidated revenues, consolidated cost of goods sold was 13.1%, 13.9%, and 13.3% for fiscal 2025, 2024, and 2023, respectively. See page 36 above for the breakdown of percentages for each line item of consolidated cost of goods sold as it relates to the respective consolidated revenue line. For the Nightclubs segment, cost of goods sold was 11.4%, 11.7%, and 11.1% for fiscal 2025, 2024, and 2023, respectively, which was primarily caused by shifts in sales mix among the three fiscal years. Bombshells cost of goods sold was 23.9%, 24.1%, and 22.4% for fiscal 2025, 2024, and 2023, respectively, which was mainly driven by food cost inflation.
Salaries and wages. Consolidated salaries and wages decreased by $512,000, or 0.6%, from 2024 to 2025 and increased by $4.7 million, or 5.9%, from 2023 to 2024. The dollar changes are mostly from newly acquired or constructed and closed locations. As a percentage of revenues, consolidated salaries and wages were 29.9%, 28.5%, and 27.1% in 2025, 2024, and 2023, respectively, mainly due to sales trend and the impact of fixed salaries on change in sales.

By reportable segment, salaries and wages are broken down as follows (dollar amounts in thousands):

	2025	Inc (Dec)	2024	Inc (Dec)	2023
Nightclubs	$56,969	5.1%	$54,217	7.4%	$50,489
Bombshells	11,636	(20.5)%	14,643	(2.0)%	14,949
Other	502	(12.1)%	571	(5.5)%	604
Corporate	14,558	(1.3)%	14,746	9.6%	13,458
	$83,665	(0.6)%	$84,177	5.9%	$79,500
Unit-level manager payroll is included in salaries and wages of each location, while payroll for regional manager and above are included in Corporate.
Salaries and wages as a percentage of segment revenue (except Corporate, which is based on consolidated revenues):

	2025	2024	2023
Nightclubs	23.5%	22.2%	21.3%
Bombshells	32.5%	29.0%	26.8%
Other	44.7%	49.1%	45.8%
Corporate	5.2%	5.0%	4.6%
	29.9%	28.5%	27.1%
Bombshells segment salaries and wages decreased in 2025 and 2024 but as a percentage of revenue it increased due to decrease in revenue.
Selling, general and administrative expenses. The components of consolidated selling, general and administrative expenses are in the tables below (dollar amounts in thousands):

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Taxes and permits	$14,186	5.1%	$16,177	5.5%	$11,966	4.1%
Advertising and marketing	11,512	4.1%	12,461	4.2%	11,928	4.1%
Supplies and services	10,230	3.7%	10,896	3.7%	10,724	3.7%
Insurance	15,024	5.4%	13,059	4.4%	10,268	3.5%
Lease	6,406	2.3%	7,099	2.4%	7,206	2.5%
Legal	14,476	5.2%	4,155	1.4%	3,742	1.3%
Utilities	6,086	2.2%	6,075	2.1%	5,760	2.0%
Charge card fees	6,976	2.5%	6,968	2.4%	7,090	2.4%
Security	4,205	1.5%	5,080	1.7%	5,618	1.9%
Accounting and professional fees	4,641	1.7%	4,260	1.4%	4,286	1.5%
Repairs and maintenance	5,090	1.8%	4,690	1.6%	4,924	1.7%
Stock-based compensation	1,373	0.5%	1,882	0.6%	2,588	0.9%
Other	7,634	2.7%	6,870	2.3%	6,924	2.4%
	$107,839	38.6%	$99,672	33.7%	$93,024	31.7%

By reportable segment, selling, general and administrative expenses are broken down as follows (dollar amounts in thousands):

	2025	Inc (Dec)	2024	Inc (Dec)	2023
Nightclubs	$69,994	1.8%	$68,728	12.0%	$61,363
Bombshells	13,621	(26.7)%	18,578	(1.8)%	18,928
Other	440	22.6%	359	(33.4)%	539
Corporate	23,784	98.1%	12,007	(1.5)%	12,194
	$107,839	8.2%	$99,672	7.1%	$93,024
Selling, general and administrative expenses as a percentage of segment revenue (except Corporate, which is based on consolidated revenues):

	2025	2024	2023
Nightclubs	28.9%	28.2%	25.9%
Bombshells	38.0%	36.7%	34.0%
Other	39.2%	30.9%	40.9%
Corporate	8.5%	4.1%	4.2%
	38.6%	33.7%	31.7%
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
Taxes and permits increased from 2023 to 2024 mainly due to the increase in the Texas patron tax but decreased from 2024 to 2025 due to closed locations.
Insurance expense increased due to the estimated self-insurance for general liability and liquor liability. Any unallocated self-insurance reserve remains in Corporate segment.
Legal expenses increased due mainly to the increase in ongoing cases, particularly the New York indictment.
Depreciation and amortization. Depreciation and amortization decreased by $317,000, or 2.1%, from 2024 to 2025 and increased by $244,000, or 1.6%, from 2023 to 2024. The increase from 2023 to 2024 was mainly caused by a decrease in the amortization of intangibles due to previous impairment, while the decrease from 2024 to 2025 was mainly caused by closed locations.
Impairments and other charges, net. The components of impairments and other charges, net are in the table below (dollars in thousands):

	2025	Inc (Dec)	2024	Inc (Dec)	2023
Impairment of assets	$5,340	(86.1)%	$38,517	205.0%	$12,629
Settlement of lawsuits	3,948	659.2%	520	(86.2)%	3,759
Gain on sale of businesses and assets	(982)	(54.1)%	(2,140)	213.8%	(682)
Gain on insurance	(2,358)	621.1%	(327)	324.7%	(77)
	$5,948	(83.7)%	$36,570	134.0%	$15,629

The significant variances in impairments and other charges, net are discussed below:
During 2025, we recorded aggregate impairment charges amounting to $5.3 million related to SOB licenses of six clubs ($3.8 million) and property and equipment of one food hall ($1.6 million). During 2024, we recorded aggregate impairment charges amounting to $38.5 million related to goodwill of four clubs ($8.9 million), SOB licenses of seven clubs ($11.8 million), operating lease right-of-use assets of five Bombshells locations ($6.5 million), tradename of one club ($693,000), property and equipment of four clubs and nine Bombshells locations ($10.6 million). During 2023, we recorded aggregate impairment charges amounting to $12.6 million related to goodwill of four clubs ($4.2 million), SOB licenses of eight clubs ($6.5 million), operating lease right-of-use asset and property and equipment of a closed club ($1.1 million), and software of two investment projects ($814,000).
In 2025, we settled a consolidated class action lawsuit in Illinois for the alleged collection of customer fingerprints for $2.95 million, consisting of $1.25 million in cash and $1.7 million in VIP cards. In 2023, we recognized settlements with the New York Department of Labor amounting to $3.1 million related to the assessment by the New York Department of Labor for state unemployment insurance. See Note 11 to our consolidated financial statements.
Refer to dispositions in Note 16 to our consolidated financial statement for details on gains or losses on sale of businesses and assets.
In relation to insurance claims and recoveries, we recognized a $77,000 gain in 2023. Gains related to insurance recoveries are recognized when the contingencies related to the insurance claims have been resolved, which may be in a subsequent reporting period. We also partially recovered and recognized a $327,000 gain related to a fire in one of our clubs in Fort Worth, Texas, during 2024 and $2.3 million in 2025. See Note 15 to our consolidated financial statements.
Income from Operations
During fiscal 2025, 2024, and 2023, our consolidated operating margin was 10.8%, 6.4%, and 17.5%, respectively.
Below is a table which reflects segment contribution to income from operations (in thousands):

	2025	2024	2023
Nightclubs	$69,569	$57,912	$73,174
Bombshells	177	(10,783)	6,502
Other	(169)	(137)	(1,380)
Corporate	(39,310)	(28,187)	(26,812)
	$30,267	$18,805	$51,484
Nightclubs operating margin was 28.7%, 23.7%, and 30.9% in 2025, 2024, and 2023. Bombshells operating margin was 0.5%, (21.3)%, and 11.7% in 2025, 2024, and 2023, respectively.

Excluding certain items, non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to discussion of Non-GAAP Financial Measures on page 45.

	2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$69,569	$177	$(169)	$(39,310)	$30,267
Amortization of intangibles	2,345	3	—	14	2,362
Settlement of lawsuits	3,850	98	—	—	3,948
Impairment of assets	3,790	1,550	—	—	5,340
Loss (gain) on sale of businesses and assets	303	(1,188)	—	(97)	(982)
Gain on insurance	(2,358)	—	—	—	(2,358)
Stock-based compensation	—	—	—	1,373	1,373
Non-GAAP operating income (loss)	$77,499	$640	$(169)	$(38,020)	$39,950

GAAP operating margin	28.7%	0.5%	(15.0)%	(14.1)%	10.8%
Non-GAAP operating margin	32.0%	1.8%	(15.0)%	(13.6)%	14.3%

	2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$57,912	$(10,783)	$(137)	$(28,187)	$18,805
Amortization of intangibles	2,334	137	—	23	2,494
Settlement of lawsuits	465	25	—	30	520
Impairment of assets	22,691	15,826	—	—	38,517
Loss (gain) on sale of businesses and assets	(56)	(2,322)	—	238	(2,140)
Gain on insurance	(327)	—	—	—	(327)
Stock-based compensation	—	—	—	1,882	1,882
Non-GAAP operating income (loss)	$83,019	$2,883	$(137)	$(26,014)	$59,751

GAAP operating margin	23.7%	(21.3)%	(11.8)%	(9.5)%	6.4%
Non-GAAP operating margin	34.0%	5.7%	(11.8)%	(8.8)%	20.2%

	2023
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$73,174	$6,502	$(1,380)	$(26,812)	$51,484
Amortization of intangibles	2,497	530	484	17	3,528
Settlement of lawsuits	3,552	207	—	—	3,759
Impairment of assets	11,815	—	814	—	12,629
Loss (gain) on sale of businesses and assets	(734)	77	—	(25)	(682)
Gain on insurance	(48)	—	—	(29)	(77)
Stock-based compensation	—	—	—	2,588	2,588
Non-GAAP operating income (loss)	$90,256	$7,316	$(82)	$(24,261)	$73,229

GAAP operating margin	30.9%	11.7%	(104.6)%	(9.1)%	17.5%
Non-GAAP operating margin	38.1%	13.1%	(6.2)%	(8.3)%	24.9%

Other Income/Expenses
Interest expense decreased by approximately $327,000 from 2024 to 2025 and increased by approximately $753,000 from 2023 to 2024. The decrease in interest expense in 2025 was primarily caused by a lower average year-over-year debt balance. The increase in interest expense was primarily caused by the significantly higher average debt balance from borrowings to finance our acquisitions in 2023 and the additional interest expense from construction loans in 2024 related to build-out projects.
We consider lease plus interest expense as our occupancy costs since most of our debts are for real properties where our clubs and restaurants are located. For occupancy cost purposes, we exclude non-real-estate-related interest expense. Total occupancy cost rate (total occupancy cost as a percentage of revenues) is shown in the table below.

	2025	2024	2023
Lease	2.3%	2.4%	2.5%
Interest	5.9%	5.6%	5.4%
Total occupancy cost	8.1%	8.0%	7.9%
Income Taxes
Income tax was approximately a $4.6 million expense in 2025, $410,000 benefit in 2024, and a $6.8 million expense in 2023. Our effective income tax rate was 29.8% in 2025, (15.7)% in 2024, and 19.0% in 2023. The components of our annual effective income tax rate are the following:

	2025	2024	2023
Federal statutory income tax expense/benefit	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	10.2%	8.0%	3.3%
Nontaxable or nondeductible items
Goodwill impairment	—%	7.8%	0.8%
Section 162(m) excess compensation	1.3%	6.5%	0.5%
Meals and entertainment	0.6%	3.8%	0.3%
Loss (gain) on sale of subsidiary stock	0.8%	—%	—%
Other nontaxable or nondeductible items	0.1%	0.5%	0.1%
Change in valuation allowance	0.6%	1.8%	—%
Tax credits
FICA tip credit	(10.4)%	(63.3)%	(4.9)%
Work Opportunity Tax credits	(1.2)%	(24.5)%	(1.0)%
Expiration of capital loss carryforwards	3.0%	—%	—%
Stock-based compensation forfeiture	1.3%	—%	—%
Return-to-provision and prior-period adjustments	1.9%	22.7%	(1.0)%
Other	0.5%	—%	—%
Total effective income tax rate	29.8%	(15.7)%	19.0%
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) gains or losses on sale of businesses and assets, (d) gains or losses on insurance, (e) settlement of lawsuits, (f) gain on lease termination, (g) stock-based compensation, (h) the income tax effect of the above-described adjustments, and (i) change in deferred tax asset valuation allowance. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at 22.7%, 0.0%, and 20.6% effective tax rate of the non-GAAP income before taxes for 2025, 2024, and 2023, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense (benefit), (c) net interest expense, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) impairment of assets, (g) settlement of lawsuits, (h) gain on lease termination, and (i) stock-based compensation. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess the unleveraged performance return on our investments. Adjusted EBITDA multiple is also used as a target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.
The following tables present our non-GAAP performance measures for the periods indicated (in thousands, except per share amounts and percentages):

	2025	2024	2023
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$10,811	$3,011	$29,246
Income tax expense (benefit)	4,609	(410)	6,846
Interest expense, net	15,787	16,197	15,538
Settlement of lawsuits	3,948	520	3,759
Impairment of assets	5,340	38,517	12,629
Gain on sale of businesses and assets	(982)	(2,140)	(682)
Depreciation and amortization	15,078	15,395	15,151
Gain on insurance	(2,358)	(327)	(77)
Gain on lease termination	(979)	—	—
Stock-based compensation	1,373	1,882	2,588
Adjusted EBITDA	$52,627	$72,645	$84,998

Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$10,811	$3,011	$29,246
Amortization of intangibles	2,362	2,494	3,528
Settlement of lawsuits	3,948	520	3,759
Impairment of assets	5,340	38,517	12,629
Gain on sale of businesses and assets	(982)	(2,140)	(682)
Gain on insurance	(2,358)	(327)	(77)
Gain on lease termination	(979)	—	—
Stock-based compensation	1,373	1,882	2,588
Change in deferred tax asset valuation allowance	64	143	(176)
Net income tax effect	(867)	(410)	(5,068)
Non-GAAP net income	$18,712	$43,690	$45,747

	2025	2024	2023
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	8,822,758	9,250,245	9,335,983
GAAP diluted earnings per share	$1.23	$0.33	$3.13
Amortization of intangibles	0.27	0.27	0.38
Settlement of lawsuits	0.45	0.06	0.40
Impairment of assets	0.61	4.16	1.35
Gain on sale of businesses and assets	(0.11)	(0.23)	(0.07)
Gain on insurance	(0.27)	(0.04)	(0.01)
Gain on lease termination	(0.11)	—	—
Stock-based compensation	0.16	0.20	0.28
Change in deferred tax asset valuation allowance	0.01	0.02	(0.02)
Net income tax effect	(0.10)	(0.04)	(0.54)
Non-GAAP diluted earnings per share	$2.12	$4.72	$4.90

Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$30,267	$18,805	$51,484
Amortization of intangibles	2,362	2,494	3,528
Settlement of lawsuits	3,948	520	3,759
Impairment of assets	5,340	38,517	12,629
Gain on sale of businesses and assets	(982)	(2,140)	(682)
Gain on insurance	(2,358)	(327)	(77)
Stock-based compensation	1,373	1,882	2,588
Non-GAAP operating income	$39,950	$59,751	$73,229

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	10.8%	6.4%	17.5%
Amortization of intangibles	0.8%	0.8%	1.2%
Settlement of lawsuits	1.4%	0.2%	1.3%
Impairment of assets	1.9%	13.0%	4.3%
Gain on sale of businesses and assets	(0.4)%	(0.7)%	(0.2)%
Gain on insurance	(0.8)%	(0.1)%	—%
Stock-based compensation	0.5%	0.6%	0.9%
Non-GAAP operating margin	14.3%	20.2%	24.9%
The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2025, our cash and cash equivalents were $33.7 million as compared to $32.4 million at September 30, 2024. Due to the large volume of cash that we handle, we have very stringent cash controls. As of September 30, 2025, and 2024, we had negative working capital balances. We believe that we can borrow capital if needed but there can be no guarantee that additional liquidity will be readily available or available on favorable terms although we have unused credit facilities as of September 30, 2025.
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
During 2025, we acquired three clubs at an aggregate acquisition date fair value of $21.0 million, of which $13.0 million was in cash and $8.0 million in debt (with the same acquisition date fair value).
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our net cash flows from operating, investing, and financing activities (in thousands):

	2025	2024	2023
Operating	$49,418	$55,884	$59,130
Investing	(24,041)	(21,015)	(64,824)
Financing	(24,018)	(23,542)	(9,263)
Net increase (decrease) in cash and cash equivalents	$1,359	$11,327	$(14,957)
We require capital principally for the acquisition of new clubs, construction of new Bombshells, renovation of older units, and investments in technology. We also utilize capital to repurchase our common stock as part of our share repurchase program, based on our capital allocation strategy guidelines, and to pay our quarterly dividends.
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	2025	2024	2023
Net income	$10,839	$3,018	$29,100
Depreciation and amortization	15,078	15,395	15,151
Deferred tax benefit	(1,004)	(6,450)	(1,781)
Stock-based compensation expense	1,373	1,882	2,588
Impairment of assets	5,340	38,517	12,629
Net change in operating assets and liabilities	17,594	2,671	(1,203)
Other	198	851	2,646
Net cash provided by operating activities	$49,418	$55,884	$59,130

Net cash flows from operating activities decreased from 2023 to 2024 and from 2024 to 2025 mainly due to the lower same-store sales, partially offset by the lower income taxes paid.
In the next five years, we expect interest payments on our debts to range from $15.0 million in the early years to $8.0 million annually in the latter years for debts we owe as of September 30, 2025.
See Note 12 for our operating lease payment schedule for the next five years and thereafter.
Cash Flows from Investing Activities
Following are our summarized cash flows from investing activities (in thousands):

	2025	2024	2023
Proceeds from sale of businesses and assets	$1,093	$1,969	$4,245
Proceeds from notes receivable	292	249	229
Proceeds from insurance	2,101	1,367	86
Payments for property and equipment and intangible assets	(14,527)	(24,600)	(40,384)
Acquisition of businesses, net of cash acquired	(13,000)	—	(29,000)
Net cash used in investing activities	$(24,041)	$(21,015)	$(64,824)
In 2025, we acquired three clubs for a combined sum of $21.0 million (with an aggregate acquisition date fair value of the same amount), of which $13.0 million was in cash and $8.0 million in debt (with an acquisition date fair value of the same amount).
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
As of September 30, 2025, 2024, and 2023, we had $7.9 million, $15.0 million, and $7.7 million in construction-in-progress related mostly to Bombshells units that open in subsequent periods.
See Note 16 to our consolidated financial statements for details of our acquisition and disposition activities.
Following is a reconciliation of our additions to property and equipment for the years ended September 30, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
New capital expenditures in new clubs and Bombshells units and equipment*	$10,507	$17,137	$34,430
Maintenance capital expenditures	4,020	7,463	5,954
Total capital expenditures, excluding business acquisitions	$14,527	$24,600	$40,384
*Includes real estate, except those acquired through business acquisitions.
We expect capital expenditure payments in the range of $11.0 million to $16.0 million in 2026, $6.0 million to $8.0 million of which relate to maintenance capital expenditures to support our existing clubs and restaurants and our corporate office.

Cash Flows from Financing Activities
Following are our summarized cash flows from financing activities (in thousands):

	2025	2024	2023
Proceeds from debt obligations	$10,888	$22,657	$11,595
Payments on debt obligations	(20,502)	(23,001)	(15,650)
Purchase of treasury stock	(11,860)	(20,606)	(2,223)
Payment of dividends	(2,464)	(2,302)	(2,146)
Payment of loan origination costs	(80)	(290)	(239)
Distribution to noncontrolling interests	—	—	(600)
Net cash used in financing activities	$(24,018)	$(23,542)	$(9,263)
See Note 9 to our consolidated financial statements for a detailed discussion of our debt obligations, including the future maturities of our debt obligations in the next five years and thereafter.
We purchased shares of our common stock representing 270,939 shares, 442,639 shares, and 34,086 shares in 2025, 2024, and 2023, respectively. We paid quarterly dividends of $0.05 per share in the first quarter of 2023. In the second quarter of 2023 through the third quarter of 2024, we increased our quarterly dividends to $0.06 per share. Then starting in the fourth quarter of 2024 through the first quarter of 2026, we increased our quarterly dividends to $0.07 per share. In the second quarter of 2026, we increased our quarterly dividends to $0.08 per share. We expect annual dividend payments of $2.5 million in 2026 based on our current quarterly dividend rate.
Non-GAAP Cash Flow Measure
We also use certain non-GAAP cash flow measures, such as free cash flow. We define free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy. See table below (in thousands):

	2025	2024	2023
Net cash provided by operating activities	$49,418	$55,884	$59,130
Less: Maintenance capital expenditures	4,020	7,463	5,954
Free cash flow	$45,398	$48,421	$53,176

As a % of revenue	16.2%	16.4%	18.1%
We only include maintenance capital expenditures as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.
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

The following table presents a summary of such indicators (dollars in thousands):

	2025	Inc (Dec)	2024	Inc (Dec)	2023
Sales of alcoholic beverages	$122,124	(8.3)%	$133,124	4.6%	$127,262
Sales of food and merchandise	39,971	(10.4)%	44,606	1.6%	43,906
Service revenues	97,079	(1.4)%	98,455	(4.9)%	103,577
Other revenues	20,260	4.3%	19,419	2.0%	19,045
Total revenues	$279,434	(5.5)%	$295,604	0.6%	$293,790
Net income attributable to RCIHH common stockholders	$10,811	259.1%	$3,011	(89.7)%	$29,246
Net cash provided by operating activities	$49,418	(11.6)%	$55,884	(5.5)%	$59,130
Adjusted EBITDA*	$52,627	(27.6)%	$72,645	(14.5)%	$84,998
Free cash flow*	$45,398	(6.2)%	$48,421	(8.9)%	$53,176
Debt (end of period)	$235,781	(1.0)%	$238,197	(0.6)%	$239,751
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
Share Repurchase
As part of our capital allocation strategy, we buy back shares in the open market or through negotiated purchases, as authorized by our board of directors. During fiscal years 2025, 2024, and 2023, we paid for treasury stock amounting to $11.9 million, $20.6 million, and $2.2 million, representing 270,939 shares, 442,639 shares, and 34,086 shares, respectively. On July 9, 2024, the board of directors approved a $25.0 million increase in the Company's share repurchase program. We have approximately $9.2 million remaining authorization to purchase additional shares as of September 30, 2025.
On November 21, 2025, the Company repurchased 821,000 shares of its own common stock from a single stockholder for $30.0 million, paid $8.0 million in cash and $22.0 million under a two-year unsecured promissory note.
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
In fiscal 2025, we acquired three clubs with an aggregate acquisition date fair value of $21.0 million, of which $13.0 million was in cash and $8.0 million in debt.
See Note 16 to our consolidated financial statements.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The items in our financial statements subject to market risk are potential debt instruments with variable interest rates. We have certain debts that have variable interest rates in effect as of September 30, 2025. An increase in interest rates in the future may have a negative impact on our results of operations and cash flows. A hypothetical 10% change in interest rates would have had a $28,000 impact on the Company's annual results of operations and cash flows.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this Item begins on the next page.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
RCI Hospitality Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2025, the related consolidated statements of income, changes in equity and cash flows for the year ended September 30, 2025, and the related notes and schedule (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of September 30, 2025, based on the criteria established in internal control - integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 19, 2026, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.
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
Emphasis of a Matter
As discussed in Note 11 of the consolidated financial statements, the Company was indicted and is currently subject to an ongoing regulatory investigation. The outcome and potential financial impact of this uncertainty is not estimable at this time, but could be material. Our opinion is not modified with respect to this matter.
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

Impairment of Goodwill and Indefinite-lived Intangible Assets
As discussed in Note 2 to the consolidated financial statements, the Company reviews goodwill and indefinite-lived intangible assets on an annual basis for impairment, or when events and circumstances indicate that the asset might be impaired. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value, and impairment of indefinite-lived intangible assets is recognized in the amount by which the carrying value of the assets exceed their fair value. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. As of September 30, 2025, the Company had goodwill of approximately $62.6 million, and indefinite-lived intangible assets of approximately $153.2 million. During the year ended September 30, 2025 the Company recorded an impairment of these assets of approximately $3.8 million.
We identified the evaluation of the impairment analysis of goodwill and indefinite-lived intangible assets as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the estimated undiscounted future cash flows used to test operating locations for recoverability and the determination of fair value of the relevant assets when required. Specifically, a high degree of subjective auditor judgment was required to evaluate future revenues, operating cash flows and the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s goodwill and indefinite-lived intangible asset impairment process, including controls over the identification of relevant assets at risk of impairment, the determination of estimated undiscounted future cash flows and the fair value of individual reporting unit or asset, as necessary, and controls over the key assumptions as noted above. These procedures also included, among others, (1) testing management’s process for developing the fair value estimates of the reporting unit or assets; (2) evaluating the appropriateness of the underlying discounted and undiscounted cash flow models; (3) testing the completeness and accuracy of underlying data used in the models; and (4) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, growth rates and discount rates. Evaluating management’s significant assumptions related to future cash flows, growth rates and the discount rates involved, with the assistance of valuation specialists, evaluating whether the assumptions used by management were reasonable considering (1) the historical performance of the reporting unit; (2) the consistency with external market data; and (3) sensitivities over significant inputs and assumptions, including the development of a point estimate.

/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
Marlton, New Jersey
March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
RCI Hospitality Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of RCI Hospitality Holdings, Inc. (the “Company”) as of September 30, 2024, the related consolidated statements of income, changes in equity and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Marcum LLP
Marcum LLP
We served as the Company’s auditor from 2019 to 2025.
Marlton, New Jersey
December 16, 2024, except for the effect of the adoption of ASU 2023-07 and ASU 2023-09 described in Note 2, Note 4, and Note 10 to the financial statements, as to which the date is March 19, 2026

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,839	$3,018	$29,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,078	15,395	15,151
Deferred income tax benefit	(1,004)	(6,450)	(1,781)
Gain on sale of businesses and assets	(1,032)	(2,215)	(870)
Impairment of assets	5,340	38,517	12,629
Amortization and writeoff of debt discount and issuance costs	549	608	615
Credit loss expense on notes receivable	42	—	—
Gain on insurance	(2,087)	(522)	(77)
Noncash lease expense	2,726	2,980	2,978
Stock-based compensation expense	1,373	1,882	2,588
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	1,943	4,283	(2,383)
Inventories	(20)	(309)	177
Prepaid expenses, other current, and other assets	(1,241)	(2,421)	(366)
Accounts payable, accrued, and other liabilities	16,912	1,118	1,369
Net cash provided by operating activities	49,418	55,884	59,130

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	1,093	1,969	4,245
Proceeds from notes receivable	292	249	229
Proceeds from insurance	2,101	1,367	86
Payments for property and equipment and intangible assets	(14,527)	(24,600)	(40,384)
Acquisition of businesses, net of cash acquired	(13,000)	—	(29,000)
Net cash used in investing activities	(24,041)	(21,015)	(64,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations, including related party proceeds of $200, $0, and $0, respectively	10,888	22,657	11,595
Payments on debt obligations, including related party payments of $500, $0, and $0, respectively	(20,502)	(23,001)	(15,650)
Purchase of treasury stock	(11,860)	(20,606)	(2,223)
Payment of dividends	(2,464)	(2,302)	(2,146)
Payment of loan origination costs	(80)	(290)	(239)
Share in return of investment by noncontrolling partner	—	—	(600)
Net cash used in financing activities	(24,018)	(23,542)	(9,263)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,359	11,327	(14,957)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,350	21,023	35,980
CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,709	$32,350	$21,023
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of shares data)

	Years Ended September 30,
	2025	2024	2023
Revenues
Sales of alcoholic beverages	$122,124	$133,124	$127,262
Sales of food and merchandise	39,971	44,606	43,906
Service revenues	97,079	98,455	103,577
Other	20,260	19,419	19,045
Total revenues	279,434	295,604	293,790
Operating expenses
Cost of goods sold
Alcoholic beverages sold	22,143	24,228	23,291
Food and merchandise sold	14,118	16,360	15,429
Service and other	376	397	282
Total cost of goods sold (exclusive of items shown separately below)	36,637	40,985	39,002
Salaries and wages	83,665	84,177	79,500
Selling, general, and administrative	107,839	99,672	93,024
Depreciation and amortization	15,078	15,395	15,151
Impairments and other charges, net	5,948	36,570	15,629
Total operating expenses	249,167	276,799	242,306
Income from operations	30,267	18,805	51,484
Other income (expenses)
Interest expense	(16,352)	(16,679)	(15,926)
Interest income	565	482	388
Gain on lease termination and other, net	968	—	—
Income before income taxes	15,448	2,608	35,946
Income tax expense (benefit)	4,609	(410)	6,846
Net income	10,839	3,018	29,100
Net loss (income) attributable to noncontrolling interests	(28)	(7)	146
Net income attributable to RCIHH common stockholders	$10,811	$3,011	$29,246

Earnings per share
Basic and diluted	$1.23	$0.33	$3.13

Weighted average shares used in computing earnings per share
Basic and diluted	8,822,758	9,250,245	9,335,983
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended September 30, 2025, 2024, and 2023
(in thousands, except per share and number of shares data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2022	9,231,725	$92	$67,227	$173,950	—	$—	$489	$241,758
Issuance of common shares for business combination	200,000	2	12,845	—	—	—	—	12,847
Purchase of treasury shares	—	—	—	—	(34,086)	(2,223)	—	(2,223)
Canceled treasury shares	(34,086)	—	(2,223)	—	34,086	2,223	—	—
Payment of dividends ($0.23 per share)	—	—	—	(2,146)	—	—	—	(2,146)
Stock-based compensation	—	—	2,588	—	—	—	—	2,588
Share in return of investment by noncontrolling partner	—	—	—	—	—	—	(600)	(600)
Net income (loss)	—	—	—	29,246	—	—	(146)	29,100
Balance at September 30, 2023	9,397,639	94	80,437	201,050	—	—	(257)	281,324
Purchase of treasury shares	—	—	—	—	(442,639)	(20,606)	—	(20,606)
Canceled treasury shares	(442,639)	(4)	(20,602)	—	442,639	20,606	—	—
Excise tax on stock repurchases	—	—	(206)	—	—	—	—	(206)
Payment of dividends ($0.25 per share)	—	—	—	(2,302)	—	—	—	(2,302)
Stock-based compensation	—	—	1,882	—	—	—	—	1,882
Net income	—	—	—	3,011	—	—	7	3,018
Balance at September 30, 2024	8,955,000	90	61,511	201,759	—	—	(250)	263,110
Purchase of treasury shares	—	—	—	—	(270,939)	(11,860)	—	(11,860)
Canceled treasury shares	(270,939)	(3)	(11,857)	—	270,939	11,860	—	—
Excise tax on stock repurchases	—	—	(119)	—	—	—	—	(119)
Payment of dividends ($0.28 per share)	—	—	—	(2,464)	—	—	—	(2,464)
Stock-based compensation	—	—	1,373	—	—	—	—	1,373
Net income	—	—	—	10,811	—	—	28	10,839
Balance at September 30, 2025	8,684,061	$87	$50,908	$210,106	—	$—	$(222)	$260,879
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	September 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$33,709	$32,350
Receivables, net	3,940	5,832
Inventories	4,857	4,676
Prepaid expenses and other current assets	4,968	4,427
Assets held for sale	3,394	—
Total current assets	50,868	47,285
Property and equipment, net	279,027	280,075
Operating lease right-of-use assets, net	25,781	26,231
Notes receivable, net of current portion	3,849	4,174
Goodwill	62,725	61,911
Intangibles, net	171,948	163,461
Other assets	2,737	1,227
Total assets	$596,935	$584,364

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,836	$5,637
Accrued liabilities	32,607	20,280
Current portion of debt obligations, net	21,198	18,871
Current portion of operating lease liabilities	3,314	3,290
Total current liabilities	62,955	48,078
Deferred tax liability, net	21,689	22,693
Debt, net of current portion and debt discount and issuance costs	214,583	219,326
Operating lease liabilities, net of current portion	27,320	30,759
Other long-term liabilities	9,509	398
Total liabilities	336,056	321,254

Commitments and contingencies (Note 11)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 8,684,061 shares and 8,955,000 shares issued and outstanding as of September 30, 2025, and 2024, respectively	87	90
Additional paid-in capital	50,908	61,511
Retained earnings	210,106	201,759
Total RCIHH stockholders’ equity	261,101	263,360
Noncontrolling interests	(222)	(250)
Total equity	260,879	263,110
Total liabilities and equity	$596,935	$584,364
See accompanying notes to consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
1. Nature of Business
RCI Hospitality Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is a holding company incorporated in Texas in 1994. Our subsidiaries own and operate establishments that offer live adult entertainment, restaurant, and/or bar operations. These establishments are located in Houston, Austin, San Antonio, Dallas, Fort Worth, Tomball, Katy, Pearland, Dickinson, Odessa, Lubbock, Longview, Tye, Round Rock, Edinburg, El Paso, Harlingen, Arlington, Beaumont, and Stafford, Texas, as well as Central City and Denver, Colorado; Inkster, Michigan; Minneapolis, Minnesota; Pittsburgh and Allentown, Pennsylvania; Charlotte and Raleigh, North Carolina; New York and Newburgh, New York; Miami, Pembroke Park and Miami Gardens, Florida; Phoenix, Arizona; Sulphur, Louisiana; Portland, Maine; Louisville, Kentucky; Indianapolis, Indiana; Chicago, Washington Park, Sauget, and Kappa, Illinois; and West Columbia, South Carolina. The Company also owns and operates media businesses for the adult industry.
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
Fiscal Year
Our fiscal year ends on September 30. References to years 2025, 2024, and 2023 are for fiscal years ended September 30, 2025, 2024, and 2023, respectively. Our fiscal quarters chronologically end on December 31, March 31, June 30 and September 30.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Estimates and assumptions are based on historical experience, forecasted future events, and various other inputs that we believe to be reasonable under the circumstances. Estimates and assumptions may vary under different circumstances and conditions. We evaluate our estimates and assumptions on an ongoing basis.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
Receivables
Receivables for club and restaurant operations are primarily comprised of credit card charges, which are generally converted to cash in two to five days after a purchase is made. The media division’s receivables are primarily comprised of receivables for advertising sales and Expo registration. Receivables also include employee advances, construction advances, and other miscellaneous receivables. Long-term notes receivable, which have original maturity of more than one year, include consideration from the sale of certain investment interest entities and real estate. The Company recognizes interest income on notes receivable based on the terms of the agreement and based upon management’s evaluation that the notes receivable and interest income will be collected. The Company recognizes allowances for doubtful accounts or notes when, based on management judgment, circumstances indicate that operating or notes receivable will not be collected. Allowance for doubtful accounts balance related to operating receivables was $91,000 and $42,000 as of September 30, 2025 and 2024, respectively (see Note 6). Allowance for credit losses balance related to notes receivable was $42,000 and $0 as of September 30, 2025 and 2024, respectively.
Inventories
Inventories include alcoholic beverages, energy drinks, food, and Company merchandise. Inventories are carried at the lower of cost (on a first-in, first-out (“FIFO”) basis), or net realizable value.
Property and Equipment
Property and equipment are stated at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets, and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Buildings have estimated useful lives ranging from 29 to 40 years. Furniture and equipment have estimated useful lives of 5 to 7 years, while leasehold improvements are depreciated at the shorter of the lease term or estimated useful life. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold, retired or abandoned and the related accumulated depreciation are written off from the accounts, and any gains or losses are charged or credited in the accompanying consolidated statement of income of the respective period. Interest expense from related debt incurred during site construction is capitalized, which amounted to $473,000 in 2025, $155,000 in 2024, and $0 in 2023.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
For our goodwill impairment review, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. The fair value is determined using market-related valuation models, including discounted cash flows and comparable asset market values. We recognize goodwill impairment in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of our Step 1 analysis. For the year ended September 30, 2025, we did not identify any goodwill impairment for the reporting unit. For the year ended September 30, 2024, we recognized goodwill impairment loss totaling $8.9 million. For the year ended September 30, 2023, we recognized goodwill impairment loss of $4.2 million.
For indefinite-lived intangibles, specifically sexually-oriented business ("SOB") licenses, we determine fair value by estimating the multiperiod excess earnings of the asset. For indefinite-lived tradename, we determine fair value by using the relief from royalty method. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. We recorded impairment charges for SOB licenses amounting to $3.8 million in 2025 related to six clubs, $11.8 million in 2024 related to seven clubs, $6.5 million in 2023 related to eight clubs, which are included in impairments and other charges, net in the consolidated statements of income.
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
During fiscal 2025, the Company impaired one location operated by Bombshells for property and equipment for $1.6 million. During fiscal 2024, the Company impaired four clubs and nine Bombshells for property and equipment totaling $10.6 million and five Bombshells locations for operating lease right-of-use assets totaling $6.5 million. During fiscal 2023, the Company impaired one club for operating lease right-of-use assets amounting to $1.0 million and property and equipment amounting to $58,000, and two venture projects for software totaling $814,000. See Notes 6, 7, and 12.
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
Refer to Notes 5 and 12 for additional disclosures on revenues and leases, respectively.
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
During the years ended September 30, 2025, 2024, and 2023, the Company did not have any adjustment items to reconcile the numerator and the denominator in the calculation of basic and diluted earnings per share. For all fiscals presented, we excluded the impact of 300,000 stock options from the calculation of diluted earnings per share because the effect was anti-dilutive.
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
Stock-based Compensation
The Company recognizes all employee stock-based compensation in selling, general and administrative expenses in our consolidated statements of income. Equity-classified awards are measured at the grant date fair value of the award and recognized as expense over their requisite service period. The Company estimates grant date fair value of stock options using the Black-Scholes option-pricing model.

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
The Company maintains insurance that covers claims arising from risks associated with the Company’s business including claims for workers’ compensation, general liability, property, auto, and business interruption coverage. The Company has historically carried substantial insurance to cover such risks with large deductibles, with such policies being structured to limit our per-occurrence exposure. During fiscal 2025, however, we self-insured certain general liability and liquor insurance coverage in a number of establishments due to increasingly prohibitive costs of such coverage. However, we still carry at least the minimum insurance coverage where it is required by law for licensing requirements. We record a liability for unresolved claims and for an estimate of incurred but not reported claims including legal costs based on historical experience. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims development history, and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances. The Company believes, and the Company’s experience has been, that such insurance policies have been sufficient to cover such risks.
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
In accordance with U.S. GAAP, the Company reviews its marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, the Company writes down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses or other-than-temporary impairments in our marketable securities portfolio were recognized during the years ended September 30, 2025, 2024, and 2023.
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
Assets and liabilities that are measured at fair value on a nonrecurring basis are as follows (in thousands):

		Fair Value at Reporting Date Using
Description	September 30, 2025	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property and equipment	3,252	—	3,252	—
Indefinite-lived intangibles	9,713	—	—	9,713

		Fair Value at Reporting Date Using
Description	September 30, 2024	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Property and equipment	$7,975	$—	$—	$7,975
Indefinite-lived intangibles	16,575	—	—	16,575
Definite-lived intangibles	1,682	—	—	1,682

	Unrealized Gain (Loss/Impairments†) Recognized
	Years Ended September 30,
Description	2025	2024	2023
Goodwill	$—	$(8,861)	$(4,239)
Property and equipment, net (including held for sale)	(1,550)	(10,582)	(58)
Indefinite-lived intangibles	(3,790)	(11,243)	(5,516)
Definite-lived intangibles	—	(1,283)	(1,813)
Operating lease right-of-use assets	—	(6,480)	(1,003)
Other assets	—	(68)	—
†    Cumulative annual impairments based on interim and year-end testing.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
The significant unobservable inputs used in our level 3 fair value measurements are as follows:

Range (Weighted Average)
Areas	Valuation Techniques	Unobservable Input	2025	2024	2023

Goodwill	Discounted cash flow	EBITDA multiple	12x (12x)	1x - 13x (13x)	9x - 12x (12x)
		Long-term revenue/EBITDA growth rate	2.3% (2.3%)	(2.3)% - 1.6% (0.9%)	0% - 2.5% (2.5%)
		Weighted average cost of capital	10.5% (10.5%)	9.6% (9.6%)	11.0% (11.0%)

SOB licenses	Multiperiod excess earnings	Long-term revenue/EBITDA growth rate	2.3% (2.3%)	1.6% (1.6%)	0% - 2.5% (2.5%)
		Weighted average cost of capital	10.5% (10.5%)	9.6% (9.6%)	11.0% (11.0%)
		Contributory asset charges rate	6.5% - 16.2% (15.1%)	5.1% - 16.2% (15.1%)	10.0% - 21.5% (15.0%)

Tradename	Relief-from-royalty method	Long-term revenue growth rate	2.3% (2.3%)	1.6% (1.6%)	0% - 2.5% (2.5%)
		Royalty rate	1.6% - 6.0% (4.7%)	3.0% - 6.0% (4.4%)	3.0% - 6.0% (4.7%)
		Weighted average cost of capital	10.5% (10.5%)	9.6% (9.6%)	11.0% (11.0%)

Operating lease right-of-use assets	Discounted cash flow	Long-term EBITDA growth rate	None	(2.3)% - 1.6% (0.9%)	1.5% - 2.5% (2.3%)
		Weighted average cost of capital	None	9.6% (9.6%)	11.0% (11.0%)

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity's overall performance and assess potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We initially adopted the disclosure requirements of ASU 2023-07 during the annual reporting period ended September 30, 2025. Due to certain changes in the composition of reportable segments, we recast prior year information to conform to current year classification, as allowed by ASU 2023-07. See Note 4. Our adoption of this ASU did not have a significant impact on our consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies - continued
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments of the ASU are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not been issued or made available for issuance. We initially adopted the disclosure requirements of ASU 2023-09 during the annual reporting period ended September 30, 2025, on a retrospective basis. See Note 10.
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
3. Supplemental Disclosure of Cash Flow Information
Presented below are supplemental cash flow information (in thousands).

	Years Ended September 30,
	2025	2024	2023
CASH PAID DURING THE YEAR FOR:
Interest paid, net of amounts capitalized	$15,847	$16,157	$15,156
Income taxes paid (net of refunds of $51, $173, and $1,656 in 2025, 2024, and 2023, respectively) (Note 10)	$4,547	$5,068	$8,636

Non-cash investing and financing transactions:

Debt incurred in connection with acquisition of businesses	$8,000	$—	$30,405
Debt incurred in connection with purchase of property and equipment	$—	$—	$10,476
Debt exchanged in connection with the sale of a restaurant location	$—	$1,471	$—
Notes receivable received as proceeds from sale of assets	$60	$—	$—
Issuance of shares of common stock for acquisition of business:
Number of shares	—	—	200,000
Fair value at acquisition date	$—	$—	$12,847
Adjustment to operating lease right-of-use assets related to new and renewed leases	$—	$760	$1,864
Adjustment to operating lease liabilities related to new and renewed leases	$—	$760	$2,163
Unpaid excise tax on stock repurchases	$119	$206	$—
Unpaid liabilities on capital expenditures	$1,005	$1,474	$1,967

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
4. Segment Information
The Company owns and operates adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such segments based on how the chief operating decision maker assigns management responsibility, how financial information is regularly reviewed, the nature of the Company’s products, services and costs, regulatory environments, and how resources are allocated. There are no major distinctions in geographical areas served as all operations are in the United States. The Company's chief operating decision maker is its chief executive officer. The Company measures segment profit (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment. The Other category below includes our media and energy drink divisions that are not significant to the consolidated financial statements.
Below is the financial information related to the Company’s reportable segments (in thousands):

	2025			2024			2023
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Revenues
Third party	$242,501	$35,810	$278,311	$243,864	$50,578	$294,442	$236,748	$55,723	$292,471
Intersegment	4,610	—	4,610	4,049	—	4,049	3,355	—	3,355
	247,111	35,810	282,921	247,913	50,578	298,491	240,103	55,723	295,826
Reconciliation of revenue
Other revenues, including intersegment			1,383			1,432			1,573
Elimination of intersegment revenues			(4,870)			(4,319)			(3,609)
Total consolidated revenues			279,434			295,604			293,790

Less:
Cost of goods sold, including intersegment	27,722	8,572	36,294	28,411	12,212	40,623	26,266	12,486	38,752
Salaries and wages	56,969	11,636	68,605	54,217	14,643	68,860	50,489	14,949	65,438
Selling, general, and administrative, including intersegment	69,994	17,418	87,412	68,728	21,846	90,574	61,363	21,665	83,028
Depreciation and amortization	12,662	1,344	14,006	11,823	2,399	14,222	10,871	2,574	13,445
Impairment and other charges, net	5,585	460	6,045	22,773	13,529	36,302	14,585	284	14,869
Other segment items	—	(979)	(979)	—	—	—	—	—	—
Segment income (loss)	74,179	(2,641)	71,538	61,961	(14,051)	47,910	76,529	3,765	80,294

Reconciliation of segment income (loss)
Other income (loss)			(218)			(179)			(1,427)
Interest income (expense), net			(15,787)			(16,197)			(15,538)
Elimination of intersegment income			(6)			—			—
Unallocated corporate overhead			(40,079)			(28,926)			(27,383)
Consolidated income before income taxes			15,448			2,608			35,946

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
4. Segment Information – continued

	2025			2024			2023
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Segment capital expenditures	5,054	8,460	13,514	9,922	8,080	18,002	11,840	16,578	28,418

Reconciliation to consolidated capital expenditures
Other operating segments			548			5,114			8,400
Unallocated corporate			465			1,484			3,566
Consolidated capital expenditures			14,527			24,600			40,384

Segment assets - end of year	477,644	75,582	553,226	455,756	79,410	535,166	483,563	85,215	568,778

Reconciliation to consolidated total assets
Other operating segments			7,942			12,984			6,936
Unallocated corporate			35,767			36,214			35,170
Consolidated total assets			596,935			584,364			610,884
General corporate overhead include corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, unallocated self-insurance reserve, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.
Certain real estate assets previously wholly assigned to Bombshells have been subdivided and allocated to other future development or investment projects. Accordingly, those asset costs have been transferred out of the Bombshells segment.
In adopting ASU 2023-07, we recast one of our shared-services subsidiary from Other to Corporate. We also recast three previously planned and previously reported casino-related subsidiaries classified in Other to Nightclubs and Bombshells.
5. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands).

	2025
	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$103,495	$18,629	$—	$122,124
Sales of food and merchandise	22,955	17,016	—	39,971
Service revenues	97,024	55	—	97,079
Other revenues	19,027	110	1,123	20,260
	$242,501	$35,810	$1,123	$279,434

Recognized at a point in time	$240,813	$35,772	$1,120	$277,705
Recognized over time	1,688	38	3	1,729
	$242,501	$35,810	$1,123	$279,434

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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in receivables, net in our consolidated balance sheet. A reconciliation of contract liabilities with customers, included in accrued liabilities in our consolidated balance sheets, is presented below (in thousands):

	Balance at September 30, 2023	Consideration Received (Refunded)	Recognized in Revenue	Balance at September 30, 2024	Consideration Received	Recognized in Revenue	Balance at September 30, 2025
Ad revenue	$49	$422	$(440)	$31	$417	$(403)	$45
Expo revenue	1	519	(519)	1	517	(517)	1
Other (including franchise fees, see below)	46	26	(5)	67	5	(41)	31
	$96	$967	$(964)	$99	$939	$(961)	$77
Contract liabilities with customers are included in accrued liabilities as unearned revenues in our consolidated balance sheets (see also Note 6), while the revenues associated with these contract liabilities are included in other revenues in our consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
5. Revenues - continued
On December 22, 2020, the Company signed a franchise development agreement with a group of private investors to open three Bombshells locations in San Antonio, Texas over a period of five years, and the right of first refusal for three more locations in Corpus Christi, New Braunfels, and San Marcos, all in Texas. Upon execution of the agreement, the Company collected $75,000 in development fees representing 100% of the initial franchise fee of the first restaurant and 50% of the initial franchise fee of the second restaurant. The first Bombshells franchised location opened in June 2022. On May 2, 2022, the Company signed a franchise development agreement with a private investor to open three Bombshells locations in the state of Alabama over a period of five years. Upon execution of the agreement, the Company received $50,000 in development fees representing 100% of the initial franchise fee of the first restaurant. In February 2023, the Company purchased the franchised Bombshells unit in San Antonio, Texas, and in September 2024, was sold back to members of the former franchisee group. See Note 16.
6. Selected Account Information
The components of receivables, net are as follows (in thousands):

	September 30,
	2025	2024
Credit card receivables	$1,637	$2,056
Income tax refundable	951	2,017
ATM in-transit	374	877
Current portion of notes receivable	320	269
Other (net of allowance for doubtful accounts of $91 and $42, respectively)	658	613
Total receivables, net	$3,940	$5,832
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.
The components of prepaid expenses and other current assets are as follows (in thousands):

	September 30,
	2025	2024
Prepaid insurance	$3,367	$2,792
Prepaid legal	123	177
Prepaid taxes and licenses	498	522
Prepaid rent	324	322
Other	656	614
Total prepaid expenses and other current assets	$4,968	$4,427

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
6. Selected Account Information - continued
The components of accrued liabilities are as follows (in thousands):

	September 30,
	2025	2024
Payroll and related costs	$4,930	$4,676
Property taxes	3,501	3,347
Sales and liquor taxes	2,303	2,440
Insurance	1,600	2,390
Legal fees	9,366	28
Interest	524	568
Patron tax	1,078	1,024
Lawsuit settlement	4,173	1,985
Construction in progress	464	1,012
Estimated self-insurance liability	2,555	—
Unearned revenues	77	99
Other	2,036	2,711
Total accrued liabilities	$32,607	$20,280
The components of other long-term liabilities are as follows (in thousands):

	September 30,
	2025	2024
Estimated self-insurance liability	$7,008	$—
Advances from creditors	1,250	—
Other	1,251	398
Total other long-term liabilities	$9,509	$398
The components of selling, general and administrative expenses are as follows (in thousands):

	2025	2024	2023
Taxes and permits	$14,186	$16,177	$11,966
Advertising and marketing	11,512	12,461	11,928
Supplies and services	10,230	10,896	10,724
Insurance	15,024	13,059	10,268
Lease	6,406	7,099	7,206
Legal	14,476	4,155	3,742
Utilities	6,086	6,075	5,760
Charge cards fees	6,976	6,968	7,090
Security	4,205	5,080	5,618
Accounting and professional fees	4,641	4,260	4,286
Repairs and maintenance	5,090	4,690	4,924
Stock-based compensation	1,373	1,882	2,588
Other	7,634	6,870	6,924
Total selling, general, and administrative expenses	$107,839	$99,672	$93,024

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
6. Selected Account Information - continued
The components of impairments and other charges, net are as follows (in thousands):

	2025	2024	2023
Impairment of assets	$5,340	$38,517	$12,629
Settlement of lawsuits	3,948	520	3,759
Gain on sale of businesses and assets	(982)	(2,140)	(682)
Gain on insurance	(2,358)	(327)	(77)
Total impairments and other charges, net	$5,948	$36,570	$15,629
7. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30,
	2025	2024
Land	$95,260	$95,539
Buildings and improvements	230,756	224,439
Equipment	53,728	51,075
Furniture	16,867	15,285
Total property and equipment	396,611	386,338
Less accumulated depreciation and impairment	(117,584)	(106,263)
Property and equipment, net	$279,027	$280,075
Included in buildings and leasehold improvements above are construction-in-progress amounting to $7.9 million and $15.0 million as of September 30, 2025, and 2024, respectively, which are mostly related to Bombshells development projects.
Depreciation expense was approximately $12.7 million, $12.9 million, and $11.6 million for fiscal years 2025, 2024, and 2023, respectively. Impairment loss for property and equipment, including those later reclassified to assets held for sale, was $1.6 million, $10.6 million, and $58,000 for fiscal 2025, 2024, and 2023, respectively.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30,
	2025	2024
Indefinite useful lives:
Goodwill	$62,725	$61,911
Licenses	132,292	124,492
Tradename and domain name	20,872	19,118
Total goodwill and other intangibles with indefinite lives	215,889	205,521

	Amortization Period
Definite useful lives:
Discounted leases	Lease term	185	63
Non-compete agreements	5 years	—	—
Software	5 years	10	40
Licenses	Lease term	18,586	19,732
Leases acquired in-place	Lease term	3	16
Total other intangibles with definite lives		18,784	19,851
Total goodwill and other intangible assets		$234,673	$225,372
Substantially all of our goodwill and other intangible assets belong to our Nightclubs segment.

	2025			2024
	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill	Definite- Lived Intangibles	Indefinite- Lived Intangibles	Goodwill
Beginning balance	$19,851	$143,610	$61,911	$23,599	$155,546	$70,772
Acquisitions	1,296	13,494	814	23	—	—
Impairment	—	(3,790)	—	(590)	(11,936)	(8,861)
Dispositions	(1)	(150)	—	(687)	—	—
Amortization	(2,362)	—	—	(2,494)	—	—
Ending balance	$18,784	$153,164	$62,725	$19,851	$143,610	$61,911

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
8. Goodwill and Other Intangible Assets - continued
Definite-lived intangible assets consist of the following (in thousands):

	September 30,
	2025	2024
Licenses	$28,886	$27,725
Software	2,354	2,355
Leases acquired in-place	826	826
Discounted leases	432	297
Non-compete agreements	1,100	1,100
Distribution agreements	317	317
Total definite-lived intangibles	33,915	32,620
Less accumulated amortization and impairment	(15,131)	(12,769)
Definite-lived intangibles, net	$18,784	$19,851
As of September 30, 2025 and 2024, the accumulated impairment balance of indefinite-lived intangibles was $32.6 million and $28.8 million, respectively, while the accumulated impairment balance of goodwill was $34.3 million and $34.3 million, respectively. As of September 30, 2025 and 2024, the gross amount of goodwill amounted to $97.0 million and $96.2 million, respectively. Future amortization expense related to definite-lived intangible assets that are subject to amortization at September 30, 2025 is: 2026 - $2.3 million; 2027 - $2.2 million; 2028 - $1.5 million; 2029 - $1.5 million; 2030 - $1.5 million; and thereafter - $8.7 million.
Indefinite-lived intangible assets consist of SOB licenses, liquor licenses, and tradenames, which were obtained as part of acquisitions. These licenses are the result of zoning ordinances, thus are valid indefinitely, subject to filing annual renewal applications, which are done at minimal costs to the Company. We considered certain licenses that are associated with leased locations as definite-lived. The discounted cash flow of the income approach method was used in calculating the value of these licenses in a business combination, while the relief-from-royalty method was used in calculating the value of tradenames. During the fiscal year ended September 30, 2025, the Company recognized a $3.8 million impairment related to the SOB licenses of six clubs. During the fiscal year ended September 30, 2024, the Company recognized a $11.8 million impairment related to the SOB licenses of seven clubs, a $8.9 million impairment related to goodwill of four reporting units, and a $693,000 impairment related to tradename of one club. During the fiscal year ended September 30, 2023, the Company recognized a $6.5 million impairment related to the SOB licenses of eight clubs and a $4.2 million impairment related to the goodwill of four reporting units.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt
Debt consisted of the following (in thousands):

		September 30,
		2025	2024
Note payable at 8%, matures October 2027, as amended	(b)(1)(4)	3,025	3,025
Note payable at 8%, matures May 2029	(b)(1)	6,401	7,846
Note payable at 5.99%, matures September 2033, as amended	(c) (2)	4,521	4,950
Note payable at 5.25%, matures September 2031	*(a)(3)	80,900	84,506
Notes payable at 12%, matures October 2026, as amended	(d)(5)(22)	7,500	9,100
Notes payable at 12%, matures November 2027, as amended	(d)(5)(22)	2,958	3,160
Notes payable at 12%, matures November 2027, as amended	(d)(5)(22)	1,065	3,160
Note payable at 5.25%, matures October 2031	(a)(6)	1,060	1,099
Note payable at 6%, matures October 2031	(b)(6)	7,573	8,545
Note payable at 6% matures October 2041	(b)(6)	7,135	7,381
Note payable at 6% matures October 2041	(b)(6)	889	921
Note payable at 4% matures November 2028	(b)(7)	487	628
Note payable at 5.25% matures January 2032	*(a)(8)	15,297	15,978
Note payable at 4.25% matures February 2043	*(a)(9)	2,403	2,493
Note payable at 10% matures September 2026	(b)(10)	2,908	3,534
Note payable at 10% matures May 2032	(b)(10)	5,000	5,000
Note payable at 6% matures July 2029	(b)(11)	481	589
Note payable at 6% matures July 2032	(b)(12)	7,457	8,314
Note payable at 6% matures August 2032	(a)(12)	3,765	4,191
Note payable at 7.79% matures August 2039, as amended	*(a)(13)	1,513	1,571
Note payable at 4.79% matures October 2042	(c)(14)	2,550	2,644
Note payable initially at 6% matured October 2024	*(a)(15)	—	2,247
Note payable at 6% matures October 2037	(a)(16)	4,234	4,478
Note payable initially at 7.79% matures August 2039, as amended	*(a)(17)	1,441	1,495
Note payable at 6.67% matures January 2028	*(a)(18)	3,192	3,250
Notes payable at 7% matures March 2033	(a)(b)(20)	20,685	22,712
Note payable initially at 8.75% matures March 2027	(d)(19)(27)	3,450	2,900
Note payable initially at 7.12% matures June 2028	*(a)(21)	2,788	2,833
Note payable at 8.50% matures November 2033	(a)(23)	5,210	2,657
Note payable at 8.25% matures April 2034	(a)(24)	19,447	19,847
Note payable at 6.99% matures October 2041	*(a)(25)	5,336	—
Note payable at 8% matures January 2030	(b)(26)	4,718	—
Notes payable at 7% mature June 2030	(b)(28)(29)	2,803	—
Total debt		238,192	241,054
Less unamortized debt discount and issuance costs		(2,411)	(2,857)
Less current portion		(21,198)	(18,871)
Total long-term portion of debt, net		$214,583	$219,326
*These commercial bank debts are guaranteed by the Company’s former CEO. See Note 18.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt - continued
Following is a summary of long-term debt at September 30 (in thousands):

	2025	2024
(a) Secured by real estate	$150,642	$151,098
(b) Secured by stock in subsidiary	65,506	64,042
(c) Secured by other assets	7,071	7,594
(d) Unsecured	14,973	18,320
	$238,192	$241,054
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
(3)    On September 30, 2021, we entered into a $99.1 million term loan refinancing $85.7 million of existing bank and seller-financed real estate debt and to provide $12.3 million in cash that will be used to pay off existing high-interest unsecured debt (“September 2021 Refinancing Note”), enabling those creditors to provide financing for the acquisition of 11 clubs and related real estate in fiscal 2022. The $99.1 million note has a term of 10 years with an initial interest rate of 5.25% per annum for the first five years, then adjusted to a rate equal to the then weekly average yield of U.S. Treasury Securities plus 350 basis points, with a floor rate of 5.25%. The note is payable in monthly payments of principal and interest of $668,051, based on a 20-year amortization period, with the balance paid at maturity. In connection with the transaction, we wrote off to interest expense approximately $103,000 of unamortized debt issuance costs related to the paid-off debts. We also paid approximately $1.0 million in loan costs, approximately $567,000 of which is capitalized and will be amortized together with the remaining unamortized debt issuance costs of some of the existing refinanced debts for the term of the new note using the effective interest method. There are certain financial and non-financial covenants with which the Company is to be in compliance related to this loan.
(4)    On October 12, 2021, the Company amended the $5.0 million short-term note payable related to the Scarlett’s acquisition in May 2017, which had a balance of $3.0 million as of the amendment date, extending the maturity date to October 1, 2027. The amendment did not have an impact in the Company’s results of operations and cash flows.
(5)    On October 12, 2021, we closed on a debt financing transaction with 28 investors for unsecured promissory notes with a total principal amount of $17.0 million, all of which bear interest at a rate of 12% per annum. Of this amount, $9.5 million are promissory notes, payable interest only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2024. The remaining amount of the financing is $7.5 million in promissory notes, payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on October 12, 2024. Included in the $17.0 million borrowing are two notes for $500,000 and $150,000 borrowed from related parties (see Note 18) and two notes for $500,000 and $300,000 borrowed from two non-officer employees in which the terms of the notes are the same as the rest of the lender group. See the October 25, 2023 extension of the term of the promissory notes, below.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt - continued
(6) On October 18, 2021, in relation to an acquisition in fiscal 2022, the Company executed four seller-financed promissory notes. The first promissory note was a 10-year $11.0 million 6% note payable in 120 equal monthly payments of $122,123 in principal and interest. The second promissory note was a 20-year $8.0 million 6% note payable in 240 equal monthly payments of $57,314 in principal and interest. The third promissory note was a 10-year $1.2 million 5.25% note payable in monthly payments of $8,086 in principal and interest based on a 20-year amortization period, with the balance payable at maturity date. The fourth note was a 20-year $1.0 million 6% note payable in 240 equal monthly payments of $7,215 in principal and interest.
(7) On November 8, 2021, in relation to an acquisition in fiscal 2022, the Company executed a $1.0 million 7-year promissory note with an interest rate of 4.0% per annum. The note is payable $13,669 per month, including principal and interest.
(8) On January 25, 2022, the Company borrowed $18.7 million from a bank lender for working capital purposes by executing a 10-year promissory note with an initial interest rate of 5.25% per annum to be adjusted after five years to a rate equal to the weekly average yield on U.S. Treasury securities plus 3.98% with a floor of 5.25%. The note is payable in monthly payments of $126,265 in principal and interest to be adjusted after five years. The promissory note is secured by eleven real estate properties and is personally guaranteed by the Company's former CEO, Eric Langan (see Note 18). After the 10-year term, the remaining balance of principal and interest are payable at maturity date. There are certain financial and non-financial covenants with which the Company is to be in compliance related to this loan.
(9) On March 1, 2022, the Company borrowed $2.6 million from a bank lender in relation to a purchase of real estate in fiscal 2022. The 21-year promissory note has an initial interest rate of 4.25% per annum, repriced after five years and then again annually to prime plus 1% with a floor rate of 4.25%. The note is payable interest only during the first 12 months; then the next 48 months with $16,338 equal monthly payments of principal and interest; then the next 191 months at an equal monthly payment based on a 20-year amortization; with the balance of principal and interest payable at the 252nd month.
(10) On May 2, 2022, in relation to a club acquisition in fiscal 2022, the Company executed two seller-financed notes totaling $11.0 million, comprised of (1) $6.0 million under a 10% three-year promissory note payable in 35 equal monthly payments of $79,290 in principal and interest based on a ten-year amortization schedule, with a balloon payment for the remaining principal plus accrued interest due at maturity and (2) $5.0 million under a 10% ten-year interest-only promissory note payable in 119 equal monthly payments of $41,667 in interest, with a balloon payment of the total $5.0 million in principal plus accrued interest due at maturity.
(11) On July 21, 2022, the Company executed an $800,000 6% seller-financed promissory note in relation to an acquisition of a club in Odessa, Texas, in fiscal 2022. The promissory note matures in July 2029 and is payable in 84 equal monthly installments of $11,687 of principal and interest.
(12) On July 27, 2022, in relation to an acquisition of a club in Hallandale Beach, Florida, in fiscal 2022, the Company executed two seller-financed promissory notes: (1) $10.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $111,020 in principal and interest, and (2) $5.0 million 6% ten-year promissory note payable in 120 equal monthly payments of $55,510 in principal and interest.
(13) On August 18, 2022, in relation to a purchase of real estate for a future Bombshells location amounting to $2.1 million in fiscal 2022, the Company borrowed $1.6 million from a bank lender. The 5.25% mortgage note is payable interest-only for eleven months and on its August 18, 2023 maturity date payable with the entire principal balance plus accrued interest. This note has been amended in August 2024 to an amortizing 7.79% note with monthly installments of $14,959 of principal and interest and maturing in August 2039. The fixed 7.79% interest for the first five years will then be adjusted annually to Wall Street Journal prime plus 0.25%. There are certain financial and non-financial covenants with which the Company is to be in compliance related to this loan.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt - continued
(14) On September 23, 2022, in connection with the purchase of an aircraft worth $3.5 million in fiscal 2022, the Company entered into a financing transaction for $2.8 million. The financing agreement bears an interest of 4.79% per annum and payable in 240 monthly installments of principal and interest amounting to $18,298.
(15)    On October 10, 2022, in relation to a real estate purchase (see Note 16), the Company borrowed $2.3 million from a bank lender. The 18-month promissory note bore an initial interest rate of 6% per annum adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note was payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. The Company paid approximately $26,000 in debt issuance cost at closing. This promissory note was secured by the purchased real estate property.
(16)    On October 26, 2022, in relation to a club acquisition (see Note 16), the Company executed a promissory note for $5.0 million with the seller. The 6% 15-year promissory note is payable in 180 equal monthly payments of $42,193 in principal and interest. This promissory note is secured by the purchased real estate property.
(17)    On November 18, 2022, in relation to a real estate purchase on September 12, 2022 (see Note 16), the Company borrowed $1.5 million from a bank lender. The 18-month promissory note bears an initial interest rate of 6% per annum to be adjusted daily to a rate equal to the Wall Street Journal prime rate plus 0.5% with a floor of 6%. The promissory note is payable in 17 monthly interest-only installments with the full principal and accrued interest payable at maturity. This promissory note is secured by the purchased real estate property. This note has been amended in August 2024 to an amortizing 7.79% note with monthly installments of $14,248 of principal and interest and maturing in August 2039. The fixed 7.79% interest for the first five years will then be adjusted annually to Wall Street Journal prime plus 0.25%. There are certain financial and non-financial covenants with which the Company is to be in compliance related to this loan.
(18)    On December 20, 2022, the Company executed a promissory note for $3.3 million with a bank lender in relation to a purchase of a food hall property (see Note 16). The 6.67% five-year promissory note is payable in 59 equal monthly installments of $22,805 in principal and interest, with the balance of principal and accrued interest payable at maturity. There are certain financial and non-financial covenants with which the Company is to be in compliance related to this loan.
(19)    On March 9, 2023, the Company closed a $10.0 million line-of-credit facility with a lender bank evidenced by a revolving promissory note, with an initial draw of $10.0 million at closing. The facility has an initial term of 24 months with a variable interest rate equal to the Wall Street Journal prime rate plus 1%. On such date that the principal balance is repaid to an amount less than $5.0 million, the facility's revolver feature is activated where the Company may draw from the remaining availability up to a maximum of $5.0 million. The Company shall also pay a non-usage fee of 0.5% based on the amount by which the average outstanding balance for the prior twelve months was less than $3.0 million or the amount by which the total aggregate advances during the prior twelve months totaled less than $3.0 million. The Company paid $115,000 in debt issuance costs, which is recorded as deferred charges to be amortized on a straight-line basis over 24 months. There are certain financial and non-financial covenants with which the Company is to be in compliance related to this loan, including a compensating balance requirement of $3.0 million and a minimum tangible net worth requirement of $20.0 million. The compensating balance requirement does not contractually or legally restrict the withdrawal or use of cash.
(20)    On March 16, 2023, in relation to the acquisition of five clubs with associated real estate, automated teller machines, and intellectual property (see Note 16), the Company executed nine secured promissory notes with a total principal amount of $25.5 million. Each of the nine promissory notes have an interest rate of 7% per annum with a term of 10 years, payable in arrears in 120 equal monthly payments of principal and interest amounting to $296,077 per month in the aggregate. The holder of the $5.0 million promissory note related to the real estate properties may call due from the Company a principal payment of $1.0 million once in every calendar year.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt - continued
(21)    On June 18, 2023, in relation to a purchase of a retail parcel in a condominium property (see Note 16), the Company executed a promissory note for $2.9 million with a bank lender. The 7.12% five-year promissory note is payable in monthly installments of $20,654 in principal and interest, with the balance of principal and accrued interest payable at maturity. There are certain financial and non-financial covenants with which the Company is to be in compliance related to this loan.
(22)    On October 25, 2023, the Company entered into a debt modification transaction under which 26 investors holding a total principal amount of $15.7 million in unsecured promissory notes agreed to extend the maturity dates of such notes, with no other changes to the terms and conditions of the original promissory notes, which original promissory notes were issued in October 2021 and had original maturity dates in October 2024. The transaction was effected by the 26 investors returning for cancellation their original promissory notes, with us issuing new amended and restated promissory notes to such investors. The original promissory notes will be deemed cancelled as of the end of the day on October 31, 2023, and the new amended promissory notes will have an original issue date, and be deemed effective, as of November 1, 2023.
    Other than the extension of the maturity dates, there were no other changes to the terms and conditions of the original promissory notes (except for the reduction in principal, as described below, and the corresponding reduction in monthly installments of principal and interest). The new amended notes will continue to bear interest at the rate of 12% per annum. Of the new amended promissory notes, $9.1 million are payable interest-only monthly (or quarterly) in arrears, with a final lump sum payment of principal and accrued and unpaid interest due on October 1, 2026. The remaining $6.6 million in promissory notes are payable in monthly payments of principal and interest based on a 10-year amortization period, with the balance of the entire principal amount together with all accrued and unpaid interest due and payable in full on November 1, 2027. The original promissory notes that were returned and cancelled as consideration for the issuance of the $6.6 million in new amended promissory notes had an original principal amount of $7.5 million in October 2021. One promissory note with principal amounting to $500,000 was paid off on September 30, 2025 (see Note 18). The remaining promissory notes were extended on October 1, 2025 (see Note 19).
(23)    On November 17, 2023, the Company closed on a construction loan agreement with a bank lender for a total amount of $7.2 million bearing an interest rate of 8.5% per annum for the construction of a Bombshells restaurant in Rowlett, Texas. The promissory note is payable in 120 monthly payments, the first 18 months of which will be interest-only. The succeeding 101 monthly payments will be payable in equal installments of $63,022 in principal and interest, and the remaining balance in principal and accrued interest payable on the 120th month. There are certain financial and non-financial covenants with which the Company is to be in compliance related to this loan.
(24) On April 30, 2024, the Company entered into a term loan with a bank lender for $20.0 million for additional working capital. The loan has a 10-year term and an interest rate of 8.25% per annum for the first five years, after which the interest rate is to be adjusted to a rate equal to the then weekly average yield on U.S. Treasury Securities plus 362 basis points, with a 6.5% floor. The promissory note is payable in equal monthly installments of $170,408 for principal and interest, based on a 20-year amortization period, during the first five years, after which the monthly payments shall adjust based on the new interest rate to continue until April 30, 2034, at which time the remaining principal amount and accrued interest shall be paid. The Company paid $356,000 in debt issuance costs at the time of closing. There are certain financial and non-financial covenants with which the Company is to be in compliance with related to this loan, including a minimum tangible net worth requirement of $25.0 million.
(25)    On November 26, 2024, the Company converted a bank loan secured on October 10, 2022 to purchase real property into a construction loan with the same bank lender. The old loan had a remaining principal balance of $2.4 million. The new construction loan has maximum principal limit of $6.3 million and has a term of 204 months. The loan bears an interest rate of 6.99% per annum for the first five years after which it will adjust annually to a new rate equal to the then-current Wall Street Journal Prime Rate plus 0.25% per annum, with a floor of 6.99% per annum. The loan is payable interest-only during the first 24 months, then payable for the next 36 months in equal installments of $60,162 in principal and interest, after which will be payable based on the adjusted interest rate for the next 143 months, with the remaining principal and accrued interest payable at maturity. There are certain financial and non-financial covenants with which the Company is to be in compliance related to this loan.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
9. Debt - continued
(26)    On January 21, 2025, in relation to a club acquisition (see Note 16), the Company executed a promissory note for $5.0 million with the seller. The 8% promissory note is payable in 59 monthly installments of $67,718 in principal and interest, with the balance of principal and accrued interest payable at maturity.
(27)    On February 26, 2025, the Company extended its line-of-credit facility (see March 9, 2023, transaction above) with a lender bank for a maximum availability of $5.0 million to mature on March 9, 2027. All other terms and conditions in the original line-of-credit remain unchanged.
(28)    On April 7, 2025, in relation to a club acquisition (see Note 16), the Company executed a seller-financed promissory note for $2.5 million bearing an interest of 7% per annum. The promissory note matures in five years and is payable in equal monthly installments of $49,503 in principal and interest. The promissory note is secured by the assets included in the club acquisition.
(29)    On June 7, 2025, in relation to a club acquisition (see Note 16), the Company executed a seller-financed promissory note for $500,000 bearing an interest of 7% per annum. The promissory note matures in five years and is payable in equal monthly installments of $9,901 in principal and interest. The promissory note is secured by the assets included in the club acquisition.
Future maturities of debt obligations as of September 30, 2025, consist of the following (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
2026	$19,407	$2,276	$21,683
2027	16,463	10,950	27,413
2028	16,757	11,204	27,961
2029	16,927	—	16,927
2030	15,682	2,524	18,206
Thereafter	44,777	81,225	126,002
	$130,013	$108,179	$238,192
10. Income Taxes
Income tax expense consisted of the following (in thousands):

	2025	2024	2023
Current
Federal	$3,821	$4,570	$6,506
State and local	1,792	1,470	2,121
Total current income tax expense	5,613	6,040	8,627

Deferred
Federal	(1,174)	(5,522)	(1,294)
State and local	170	(928)	(487)
Total deferred income tax expense (benefit)	(1,004)	(6,450)	(1,781)

Total income tax expense (benefit)	$4,609	$(410)	$6,846
The Company and its subsidiaries do not operate in tax jurisdictions outside of the United States.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
10. Income Taxes - continued
Income tax expense (benefit) differs from the “expected” income tax expense computed by applying the U.S. federal statutory rate to earnings before income taxes for the years ended September 30 as a result of the following (dollars in thousands):

	2025		2024		2023
	Amount	%	Amount	%(2)	Amount	%
Federal statutory income tax expense	$3,244	21.0%	$547	21.0%	$7,549	21.0%
State and local income taxes, net of federal benefit(1)	1,574	10.2%	209	8.0%	1,189	3.3%
Nontaxable or nondeductible items
Goodwill impairment	—	—%	204	7.8%	288	0.8%
Section 162(m) excess compensation	204	1.3%	170	6.5%	177	0.5%
Meals and entertainment	100	0.6%	98	3.8%	97	0.3%
Loss (gain) on sale of subsidiary stock	131	0.8%	—	—%	—	—%
Other nontaxable or nondeductible items	15	0.1%	14	0.5%	42	0.1%
Change in valuation allowance	89	0.6%	48	1.8%	—	—%
Tax credits
FICA tip credit	(1,605)	(10.4)%	(1,652)	(63.3)%	(1,754)	(4.9)%
Work Opportunity Tax credits	(178)	(1.2)%	(639)	(24.5)%	(377)	(1.0)%
Expiration of capital loss carryforwards	471	3.0%	—	—%	—	—%
Stock-based compensation forfeiture	198	1.3%	—	—%	—	—%
Return-to-provision and prior-period adjustments	286	1.9%	591	22.7%	(371)	(1.0)%
Other(3)	80	0.5%	—	—%	6	0.0%
Total income tax expense (benefit)	$4,609	29.8%	$(410)	(15.7)%	$6,846	19.0%
(1)    State taxes in New York, Florida, and Texas make up the majority of the tax effect in this category.
(2)    For 2024, due to the low pretax income, insignificant dollar amounts appear to present greater than threshold percentages.
(3)    Includes items that individually fail to meet the 5% of federal rate threshold.
The effective income tax rate difference from the statutory federal corporate tax rate of 21% comes from offsetting impact of state income tax, net of federal benefit, nontaxable and nondeductible items, changes in the deferred tax asset valuation allowance, tax credits, and return-to-provision adjustments (which are included in the related reconciling items previously mentioned). The effective income tax rate for fiscal 2024 was also affected by the low pretax income that caused a high offsetting rate for tax credits, whose dollar value does not change based on pretax income.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
10. Income Taxes - continued
Total income taxes paid, net of refunds, for the fiscal years ended September 30, in the following jurisdictions are presented below (in thousands):

	2025	2024	2023
Federal	$3,400	$3,700	$6,160
State and local
Texas	298	347	321
New York	347	68	504
Florida	—	343	633
Illinois	112	188	332
Colorado	52	122	158
Other*	338	300	528
Total income taxes paid, net of refunds	$4,547	$5,068	$8,636
* Includes tax jurisdictions that individually fail to meet the 5% threshold in all periods presented.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	September 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$1,062	$961
Capital loss carryforwards	—	535
Operating lease right-of-use assets	1,401	2,096
Accrued expenses	3,107	733
Self-insurance reserve	2,307	—
Stock-based compensation	1,750	1,629
Other	727	27
Valuation allowance	(1,015)	(951)
Total deferred tax assets	9,339	5,030
Deferred tax liabilities:
Intangibles	(21,173)	(19,557)
Property and equipment	(9,542)	(7,875)
Prepaid expenses	(313)	(291)
Total deferred tax liabilities	(31,028)	(27,723)
Net deferred tax liability	$(21,689)	$(22,693)
At September 30, 2025, we had net operating loss carryforwards of $137,000 for federal income tax and $13,000 for state income tax with indefinite carryforward periods. We also had net operating loss carryforwards of $912,000 for state and local income taxes with a 20-year carryforward period. The state and local tax net operating loss carryforwards will begin to expire in 2028 if unused prior to that time.

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
The full balance of uncertain tax positions, if recognized, would affect the Company’s annual effective tax rate, net of any federal tax benefits. The Company does not have any uncertain tax position as of September 30, 2025, and 2024.
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
11. Commitments and Contingencies
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
On April 10, 2014, the Court of Chancery of the State of Delaware entered a Liquidation and Injunction Order With Bar Date (“Liquidation Order”), which ordered the liquidation of IIC and terminated all insurance policies or contracts of insurance issued by IIC. The Liquidation Order further ordered that all claims against IIC must have been filed with the Receiver before the close of business on January 16, 2015, and that all pending lawsuits involving IIC as the insurer were further stayed or abated until October 7, 2014. As a result, the Company and its subsidiaries no longer have insurance coverage under the liability policy with IIC. The Company has retained counsel to defend against and evaluate these claims and lawsuits. We are funding 100% of the costs of litigation and will seek reimbursement from the bankruptcy receiver. The Company filed the appropriate claims against IIC with the Receiver before the January 16, 2015 deadline and has provided updates as requested; however, there are no assurances of any recovery from these claims. It is unknown at this time what effect this uncertainty will have on the Company. As of September 30, 2025, we have no remaining unresolved claims out of the original 71 claims.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
11. Commitments and Contingencies - continued
New York Indictment and Related Matters
On or about May 29, 2024, search warrants were executed on the Company’s corporate headquarters in Houston, Texas, three separate clubs in New York, New York, and for the mobile phone of three individuals (including two executive officers and a non-executive corporate employee) by the New York State Attorney General (“NY AG”) and the New York State Department of Taxation and Finance (“NY DTF”). On June 7, 2024, the Company received a subpoena from the NY AG requesting documents and other information with respect to certain clubs in New York and Florida. The Company cooperated with the NY AG during its investigation. As a result of this investigation, a non-executive corporate employee was placed on administrative leave during the pendency of an internal review process.
On or about September 16, 2025, the Company, three subsidiaries, and five employees, including two executive officers, were arraigned in connection with an indictment filed by the NY AG in which the defendants were variously charged with committing the crimes of Criminal Tax Fraud in the First Degree in violation of Tax Law §1806, a class B felony; Bribery in the Second Degree in violation of Penal Law §200.03, a class C felony; Criminal Tax Fraud in the Second Degree in violation of Tax Law §1805, a class C felony; Criminal Tax Fraud in the Third Degree in violation of Tax Law §1804, a class D felony; Criminal Tax Fraud in the Fourth Degree in violation of Tax Law §1803, a class E felony; Conspiracy in the Fourth Degree in violation of Penal Law §105.10, a class E felony; and Offering a False Instrument for Filing in the First Degree in violation of Penal Law §175.35(1). According to the NY AG, "an investigation by the Office of the Attorney General revealed that RCI executives bribed an auditor with the NY DTF to avoid paying over $8 million in sales taxes to New York City and the state from 2010 to 2024."
On November 25, 2025, the board of directors convened and approved a resolution for Eric Langan and Bradley Chhay to step down as CEO and CFO of the Company, respectively, effective November 28, 2025. In the same meeting, the board nominated and approved the appointment of Travis Reese and Albert Molina as Interim President and CEO and Interim CFO, respectively. Messrs. Langan and Chhay remain employed with the Company and will be focusing on operational improvement and strategic efforts as Head of M&A and Head of Corporate Development, respectively. On January 29, 2026, Mr. Langan stepped down as Chairman of the Company’s board of directors. Mr. Langan was replaced by Mr. Reese as Chairman. Mr. Langan remains a member of the board of directors. The non-executive corporate employee mentioned above continues to be on administrative leave during the pendency of the indictment. The defendants entered a plea of not guilty to all of the charges and are vigorously defending themselves against the charges in court. It is not possible at this time to determine whether the Company will incur (or to reasonably estimate the amount of) any fines, penalties, or liabilities in connection with the indictment.
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
11. Commitments and Contingencies - continued
Shareholder Class and Derivative Actions
In September 2025, a putative securities class action was filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to the indictment filed by the NY AG and other related issues. The complaints seek unspecified damages, costs, and attorneys’ fees. This lawsuit is captioned Hernandez v. RCI Hospitality Holdings, Inc., et al. (filed September 21, 2025, naming the Company, Eric S. Langan, and Bradley Chhay). The various plaintiffs sought an order for the appointment of a lead plaintiff and to consolidate the purported class actions. An order has not yet been entered appointing a lead plaintiff or consolidating. The Company has not yet answered or otherwise responded to the complaint, but intends on moving to dismiss the operative pleading for failure to state a claim upon which relief can be granted. The Company intends to continue to vigorously defend against this action. This action is in its early stage, and a potential loss cannot yet be estimated.
On November 17, 2025, a shareholder derivative action was filed in Harris County District Court against officers and directors Eric S. Langan, Yura Barabash, Bradley Chhay, Luke Lirot, Elaine J. Martin, Arthur A. Priaulx, Travis Reese, and RCI Hospitality Holdings, Inc., as nominal defendant. The action alleges that the individual officers and directors made or caused the Company to make a series of materially false and/or misleading statements and omissions related to the indictment filed by the NY AG and other related issues and engaged in or caused the Company to, inter alia, fail to maintain internal controls over its business and financial reporting sufficient to ensure the accuracy of its public filings. The action asserts claims for breach of fiduciary duty and unjust enrichment. The complaint seeks injunctive relief, damages, restitution, costs, and attorneys’ fees. The case, Ayers v. Langan, et al., is in its early stage, and a potential loss cannot yet be estimated.
On March 2, 2026, a shareholder derivative action was filed in the Eleventh Division of the Texas Business Court against officers and directors Eric S. Langan, Yura Barabash, Bradley Chhay, Luke Lirot, Elaine J. Martin, Arthur A. Priaulx, Travis Reese, and Ahmed Anakar. The action alleges that the individual officers and directors breached their fiduciary duties by failing to adequately monitor issues related to the indictment filed by the NY AG and other related issues. The action asserts claims for breaches of fiduciary duties respectively owed by the directors and officers. The complaint seeks injunctive relief, damages, restitution, costs, and attorneys’ fees. The case, Taylor v. Langan, et al., is in its early stage, and a potential loss cannot yet be estimated.
Illinois BIPA Matter
On April 14, 2025, the Company's subsidiaries, RCI Management Services, Inc., Pooh Bah Enterprises, Inc., and RCI Dining Services (Harvey), Inc. (collectively, "Defendants") entered into a class action settlement agreement to resolve claims under the Illinois Biometric Information Privacy Act ("BIPA"), 740 ILCS 14/1 et seg., arising from the alleged collection of customer fingerprints at Rick's Cabaret in Chicago and Scarlett's Cabaret in Washington Park, Illinois. The settlement resolves two consolidated cases: Rapp et al. v. RCI Management Services, Inc. et al., Case No. 22LA0884 (St. Clair County, Illinois) and Loera v. Pooh Bah Enterprises, Inc., Case No. 2021CH04759 (Cook County, Illinois).
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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
11. Commitments and Contingencies - continued
Other
On June 23, 2014, Mark H. Dupray and Ashlee Dupray filed a lawsuit against Pedro Antonio Panameno and our subsidiary, JAI Dining Services (Phoenix), Inc. (“JAI Phoenix”), in the Superior Court of Arizona for Maricopa County. The complaint alleged that Mr. Panameno injured Mr. Dupray in a traffic accident after being served alcohol at an establishment operated by JAI Phoenix and asserted claims against JAI Phoenix under theories of common law dram shop negligence and dram shop negligence per se. Following a jury trial, in April 2017, the court entered judgment in favor of the plaintiffs and awarded compensatory and punitive damages, allocating approximately $1.4 million in compensatory damages and $4.0 million in punitive damages to JAI Phoenix. JAI Phoenix filed post-trial motions, which were denied in August 2017, and subsequently filed a notice of appeal in September 2017. In June 2018, the Arizona Court of Appeals heard the matter and, on November 15, 2018, issued a decision vacating the jury’s verdict and remanding the case for a new trial.
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
In March 2023, the New York State Department of Labor assessed a final judgment against one of our subsidiaries in a state unemployment tax matter for the years 2009-2022. The assessment of $2.8 million, which was recorded by the Company during the quarter ended March 31, 2023, was issued in final notice by the NY DOL after several appeals were denied by the Supreme Court of the State of New York, Appellate Division, Third Department (see Note 6). In September 2023, the NY DOL assessed another of our subsidiaries for approximately $280,000 on the same matter for the period January 2015 through June 2022. We recorded this latter assessment during the quarter ended September 30, 2023.
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
Settlement of lawsuits for the years ended September 30, 2025, 2024, and 2023 total $3.9 million, $520,000, and $3.8 million, respectively. As of September 30, 2025 and 2024, the Company has accrued $4.2 million and $2.0 million in accrued liabilities, respectively, related to settlement of lawsuits.
Lease Commitments
See Note 12.

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

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
11. Commitments and Contingencies - continued
We record a liability for unresolved claims and for an estimate of incurred but not reported claims including legal costs based on historical experience. The estimated liability is based on a number of assumptions and factors regarding economic conditions, the frequency and severity of claims development history, and settlement practices. Our assumptions are reviewed, monitored, and adjusted when warranted by changing circumstances. We recorded estimated self-insurance expense amounting to $9.6 million during the fiscal year ended September 30, 2025. As of September 30, 2025, the Company has self-insurance liability amounting to $9.6 million.
12. Leases
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
Future maturities of operating lease liabilities as of September 30, 2025 are as follows (in thousands):

	Principal Portion	Interest Portion	Total Payments
October 2025 - September 2026	$3,314	$1,613	$4,927
October 2026 - September 2027	3,320	1,418	4,738
October 2027 - September 2028	2,765	1,239	4,004
October 2028 - September 2029	2,859	1,068	3,927
October 2029 - September 2030	2,438	911	3,349
Thereafter	15,938	2,470	18,408
	$30,634	$8,719	$39,353

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
12. Leases – continued
Total lease expense under ASC 842 is included in selling, general and administrative expenses in our consolidated statement of income, except for sublease income which is included in other revenue, for the years ended September 30, 2025, 2024, and 2023 as follows (in thousands, except years and percentages):

	2025	2024	2023
Operating lease expense – fixed payments	$4,423	$5,029	$5,166
Variable lease expense	1,612	1,707	1,629
Short-term equipment and other lease expense (includes $390, $448 and $357 recorded in advertising and marketing for fiscal 2025, 2024, and 2023, respectively, and $568, $605 and $557 recorded in repairs and maintenance, respectively; see Note 6)	1,329	1,416	1,325
Total lease expense, net	$7,364	$8,152	$8,120

Other information:
Operating cash outflows from operating leases	$7,665	$8,154	$7,949
Weighted average remaining lease term	8.9 years	9.4 years	10.5 years
Weighted average discount rate	5.8%	5.7%	5.8%
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
We recorded impairment charges of operating lease right-of-use assets amounting to $0, $6.5 million, and $1.0 million during fiscal years 2025, 2024, and 2023, respectively.
We recorded third-party operating lease revenue under ASC 842 amounting to $1.7 million, $1.7 million, and $1.8 million for fiscal 2025, 2024, and 2023, respectively. Minimum future base rentals are as follows: $1.5 million for 2026, $1.2 million for 2027, $1.0 million for 2028, $1.0 million for 2029, $423,000 for 2030, and $240,000 thereafter.
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
Stock-based compensation expense for fiscal 2025, 2024, and 2023, which is included in corporate segment selling, general and administrative expenses, amounted to $1.4 million, $1.9 million, and $2.6 million, respectively, with related tax benefit amounting to $121,000, $444,000, and $616,000, respectively. As of September 30, 2025, we had unrecognized compensation cost amounting to $589,000 related to stock-based compensation awards granted, which is expected to be recognized over a weighted average period of approximately four months.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
13. Stock-based Compensation – continued
The February 9, 2022 stock options vest over four years with the first 20% having vested on the approval of the 2022 Plan at the 2022 annual stockholders' meeting on August 23, 2022, and 20% vesting on February 9 of each year thereafter, provided however that the options will be subject to earlier vesting under certain events set forth in the Plan, including without limitation a change in control. All of the options will expire, if not vested, at the end of five years. The weighted average grant-date fair value of the stock options was $31.37. No stock options were exercised in fiscal 2025, 2024, and 2023.
The following table summarizes information about stock option activity during fiscal 2025 under the 2022 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2024	300,000
Granted	—
Exercised	—
Forfeited	(50,000)	$100.00
Outstanding at September 30, 2025	250,000	$100.00	1.4	$—

Exercisable at September 30, 2025	200,000	$100.00	1.4	$—
14. Employee Retirement Plan
The Company sponsors a Simple IRA plan (the “Plan”), which covers all of the Company’s corporate employees. The Plan allows corporate employees to contribute up to the maximum amount allowed by law, with the Company making a matching contribution of up to 3% of the employee’s salary. Expenses related to matching contributions to the Plan approximated $280,000, $280,000, and $287,000 for the years ended September 30, 2025, 2024, and 2023, respectively.
15. Insurance Recoveries
We partially recovered and recognized a $327,000 gain related to a fire in one of our clubs in Fort Worth, Texas, during the fourth quarter of 2024. We wrote off the net carrying value of the assets destroyed in the said events and recorded corresponding recovery of losses or gains in as much as the insurers have paid us or where contingencies relating to the insurance claims have been resolved.
In relation to these casualty events, we recorded the following in our consolidated financial statements (in thousands):

	Included in	2025	2024	2023
Consolidated statements of income – gain
Business interruption	Impairments and other charges, net	$(413)	$—	$—
Property	Impairments and other charges, net	$(1,945)	$(327)	$(77)

Consolidated statements of cash flows
Proceeds from business interruption insurance claims	Operating activity	$413	$—	$—
Proceeds from property insurance claims	Investing activity	$2,101	$1,367	$86

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
14. Insurance Recoveries – continued
The net property insurance gain/loss amount in fiscal 2025, 2024, and 2023 was net of assets written off and expenses amounting to $14,000, $845,000, and $9,000, respectively.
16. Acquisitions and Dispositions
2023 Acquisitions
Lubbock Property
On October 10, 2022, the Company purchased real estate in Lubbock, Texas amounting to $3.4 million for a future Bombshells location. The Company paid $1.2 million in cash at closing and obtained bank financing for the $2.3 million remainder (see Note 9). The site includes extra land that will be listed for sale once the Bombshells unit is completed.
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
Grange Food Hall
On December 20, 2022, the Company purchased a food hall property in Greenwood Village, Colorado for $5.3 million, including direct transaction costs and net of certain accrued taxes amounting to $102,000. The purchase price was paid $1.9 million in cash at closing and $3.3 million under a 6.67% five-year promissory note (see Note 9). The Company allocated $2.1 million to land, $2.6 million to building improvements, $98,000 to furniture, fixtures and equipment, and $565,000 to in-place leases based on their relative fair values. The in-place lease intangible has a weighted average amortization period of 1.7 years.
Bombshells San Antonio
On February 7, 2023, the Company completed the acquisition of a previously franchised Bombshells location in San Antonio, Texas for a total acquisition price of $3.2 million. The transaction was effected through a membership interest purchase agreement under which a subsidiary of the Company purchased 100% of the issued and outstanding membership interests of the target limited liability company that owns and operates the Bombshells location from the six previous owners of the entity (the "Sellers"). At acquisition date, the Sellers were paid $1.2 million in cash and were issued six seller-financed promissory notes totaling $2.0 million (see Note 9). The Company allocated the acquisition price $61,000 to inventory, $2.7 million to property and equipment, and $480,000 to favorable lease intangible and right-of-use assets (which both have amortizable life of 13.4 years), net of lease liability.
Baby Dolls-Chicas Locas
On March 16, 2023, the Company and certain of its subsidiaries completed the acquisition of five gentlemen's clubs, five related real estate properties, associated intellectual properties, and certain automated teller machines for a total agreed acquisition price of $66.5 million, payable with a total of $25.0 million in cash, a total of $25.5 million in 10-year 7% seller financing promissory notes, and 200,000 restricted shares of common stock based on an $80 per share price, subject to lock-up, leak out restrictions. The five clubs, which are all located in Texas, were purchased through four different asset purchase agreements and one stock purchase agreement, under each of which a newly formed wholly-owned subsidiary of the Company acquired from each club-owning entity all of the tangible and intangible assets and personal property used in the business of that club, except for certain excluded assets. The fair value of the common stock consideration was discounted due to lack of marketability during the lock-up period. The cash consideration at closing was partially funded by the $10.0 million line of credit secured by the Company on March 9, 2023 (see Note 9).
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
In connection with this acquisition, we incurred approximately $304,000 in acquisition-related expenses during 2023, which is included in selling, general and administrative expenses in our consolidated statement of income. During fiscal 2025, 2024, and 2023 (from the date of acquisition), the five acquired clubs contributed the following, which are included in our consolidated statements of income (in thousands):

	2025	2024	2023
Revenues	$31,645	$34,781	$16,132
Income from operations	$11,938	$8,279	$4,827
The following table presents the unaudited pro forma combined results of operations of the Company and the five acquired clubs and related assets in the March 16, 2023 acquisition transaction above as though the acquisition occurred at the beginning of fiscal 2022 (in thousands, except per share amount and number of shares):

	2025	2024	2023
Pro forma revenues	$279,434	$295,604	$306,729
Pro forma net income attributable to RCIHH common stockholders	$10,811	$3,011	$28,329
Pro forma earnings per share - basic and diluted	$1.23	$0.33	$3.01

Pro forma weighted average number of common shares outstanding - basic and diluted	8,822,758	9,250,245	9,426,942
The above unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2022. The unaudited pro forma financial information reflects material, nonrecurring adjustments directly attributable to the acquisition including acquisition-related expenses, interest expense, and any related tax effects. The unaudited pro forma financial information includes adjustments related to changes in recognized expenses caused by the fair value of

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Acquisitions and Dispositions - continued

assets acquired, such as depreciation and amortization and related tax effects. Pro forma net income and pro forma earnings per share include the impact of acquisition-related expenses and interest expense related to the $10.0 million line-of-credit facility (see Note 9) and the nine seller-financed notes in the acquisition as if they were incurred as of the first day of fiscal 2022. Pro forma weighted average number of common shares outstanding includes the impact of 200,000 shares of our common stock issued as partial consideration for the acquisition. Since the results of operations during fiscal 2025 and 2024 were subsequent to the fiscal year of acquisition and that fiscal 2024 fully includes the results of operations of the five acquired clubs, the amounts presented for fiscal 2025 and 2024 above do not reflect any pro forma adjustments.
Arapahoe Street, Denver CO Property
On June 20, 2023, the Company purchased a restaurant parcel located in a condominium building in Denver, Colorado amounting to $4.6 million for a future Bombshells location. The purchase price was paid $1.7 million in cash and $2.9 million under a 7.12% five-year promissory note (see Note 9).
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
2025 Acquisitions
Flight Club
On January 21, 2025, the Company completed the acquisition of a club in the Detroit, Michigan, market for a total agreed acquisition price of $11.0 million, consisting of $3.0 million in cash and $5.0 million in a seller-financed 8.0% promissory note (see Note 9) for the club, and $3.0 million in cash for the associated real estate through asset purchase agreements.
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
In connection with this acquisition, we incurred approximately $141,000 in acquisition-related expenses in fiscal 2025, which are included in selling, general and administrative expenses in our consolidated statements of income.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Acquisitions and Dispositions - continued

From the date of acquisition until September 30, 2025, the acquired club contributed the following, which are included in our consolidated statements of income (in thousands):

Revenues	$3,047
Income from operations	$1,123
The seller has not provided the fiscal 2024 financial statements, therefore, we could not provide supplemental pro forma information for the combined entities.
Platinum West and Platinum Plus
On April 7, 2025, the Company completed the acquisition of a club in West Columbia, South Carolina, for a total purchase price of $8.0 million, consisting of $3.75 million cash and $2.5 million in a seller-financed 7% promissory note (see Note 9) for the club, and $1.75 million cash for the associated real estate. On June 13, 2025, the Company completed the acquisition of a club in Allentown, Pennsylvania, for a total purchase price of $2.0 million, consisting of $1.5 million cash and $500,000 in seller-financed 7% promissory note (see Note 9). The acquisitions were completed through asset purchase agreements. The Allentown club transaction was completed several weeks after the West Columbia club due to delays in the issuance of licenses.
The preliminary fair value of the consideration is as follows (in thousands):

Cash	$7,000
Notes payable	3,000
Total fair value of consideration	$10,000
We recognized the assets and liabilities for this combined acquisition based on our estimates of their acquisition date fair values in our Nightclubs reportable segment. We have not finalized our valuation of the tangible and identifiable intangible assets acquired in this transaction. As of the release of this report, the fair value of the acquired tangible and identifiable intangible assets are provisional pending the completion of the final valuations for those assets. Based on the allocation of the preliminary fair value of the acquisition price and subject to any working capital adjustments, the amount of goodwill is estimated at $201,000. Goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired, which is essentially the forward earnings potential of the acquired club and our entry into a new market. Goodwill will not be amortized but will be tested at least annually for impairment. Approximately $201,000 of the recognized goodwill will be deductible for income tax purposes.
The following is our preliminary allocation of the fair value of the acquisition price (in thousands) as of acquisition date:

Current assets	$128
Property and equipment	2,026
Licenses	6,972
Tradename	674
Operating lease right-of-use asset	2,276
Favorable lease asset	135
Lease liability	(2,412)
Total net assets acquired	9,799
Goodwill	201
Total fair value of net assets acquired	$10,000

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
16. Acquisitions and Dispositions - continued

Licenses and tradename will not be amortized but will be tested at least annually for impairment.
In connection with this combined acquisition, we incurred approximately $103,000 in acquisition-related expenses in fiscal 2025, which are included in selling, general and administrative expenses in our consolidated statements of income.
From the date of acquisition until September 30, 2025, the acquired clubs contributed the following, which are included in our consolidated statements of income (in thousands):

Revenues	$2,839
Income from operations	$866
The seller has not provided the fiscal 2024 financial statements, therefore, we could not provide supplemental pro forma information for the combined entities.
2025 Dispositions
Sale of Bombshells Austin
On November 14, 2024, the Company sold Bombshells Austin for $70,000 in cash and $60,000 in a 6% 12-month promissory note (see Note 9). The Company recognized a $1.3 million gain on the sale due in part to an impairment of its operating lease right-of-use asset in a prior year.
Sale of Aurora CO Property
On March 31, 2025, the Company sold a real estate property in Aurora, Colorado, for $825,000. The Company recognized a loss of $153,000 on the sale, net of closing costs.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
17. Quarterly Results of Operations (Unaudited)
The following tables summarize unaudited quarterly data for fiscal 2025, 2024, and 2023 (in thousands, except share and per share data):

	For the Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Revenues	$71,483	$65,876	$71,145	$70,930
Income (loss) from operations(1)	$13,906	$8,171	$8,713	$(523)
Net income (loss) attributable to RCIHH stockholders(1)	$9,024	$3,231	$4,058	$(5,502)
Earnings (loss) per share(1)
Basic and diluted	$1.01	$0.36	$0.46	$(0.63)
Weighted average shares used in computing earnings (loss) per share
Basic and diluted	8,920,774	8,861,854	8,793,809	8,715,129
Dividends per share declared and paid	$0.07	$0.07	$0.07	$0.07

	For the Three Months Ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Revenues(2)	$73,907	$72,283	$76,180	$73,234
Income (loss) from operations(2)	$13,165	$4,657	$(2,536)	$3,519
Net income (loss) attributable to RCIHH stockholders(2)	$7,226	$774	$(5,233)	$244
Earnings (loss) per share(2)
Basic and diluted	$0.77	$0.08	$(0.56)	$0.03
Weighted average shares used in computing earnings (loss) per share
Basic and diluted	9,367,151	9,350,292	9,278,921	9,006,014
Dividends per share declared and paid	$0.06	$0.06	$0.06	$0.07

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
17. Quarterly Results of Operations (Unaudited) – continued

	For the Three Months Ended
	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Revenues(3)	$69,968	$71,517	$77,055	$75,250
Income from operations(3)	$16,898	$13,427	$15,515	$5,644
Net income attributable to RCIHH stockholders(3)	$10,238	$7,732	$9,085	$2,191
Earnings per share(3)
Basic and diluted	$1.11	$0.83	$0.96	$0.23
Weighted average shares used in computing earnings per share
Basic and diluted	9,230,258	9,265,781	9,430,225	9,417,166
Dividends per share declared and paid	$0.05	$0.06	$0.06	$0.06

(1)
Fiscal year 2025 results of operations were mainly impacted by $5.3 million in asset impairments ($1.8 million in the second quarter and $3.6 million in the fourth quarter); $3.9 million in lawsuit settlements ($179,000 in the first quarter, $127,000 in the second quarter, $3.3 million in the third quarter, and $361,000 in the fourth quarter); $9.0 million in legal fees accrual in the fourth quarter; and $2.4 million in gain on insurance ($1.0 million in the first quarter, $1.1 million in the third quarter, and $207,000 in the fourth quarter). Quarterly effective income tax rate was 16.9%, 25.1%, 15.3%, and (21.3)% from first to fourth quarter, respectively.

(2)
Fiscal year 2024 results of operations were mainly impacted by $38.5 million in asset impairments ($8.0 million in the second quarter, $17.9 million in the third quarter, and $12.6 million in the fourth quarter). Quarterly effective income tax rate was 19.9%, 0.7%, 21.5%, and 145.1% from first to fourth quarter, respectively.

(3)
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
18. Related Party Transactions
Presently, our director and former Chairman, President, and CEO, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of September 30, 2025 and 2024 was $139.6 million and $135.3 million, respectively.
Included in the $17.0 million borrowing on October 12, 2021 (see Note 9) are notes borrowed from related parties—one note for $500,000 (Ed Anakar, President of RCI Management Services, Inc. and our Director of Operations) and another note for $150,000 (from a brother of the Company's former CFO, Bradley Chhay, see above) in which the terms of the notes are the same as the rest of the lender group. Refer to Note 9 for October 2023 extension of term of promissory notes. As of September 30, 2025, the amount borrowed from Ed Anakar has been fully paid.

RCI HOSPITALITY HOLDINGS, INC.
Notes to Consolidated Financial Statements
18. Related Party Transactions – continued
We used the services of Tall Oak Custom Furniture and Nottingham Barrels and Furniture, previously Nottingham Creations, all furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Tall Oak Custom Furniture and Nottingham Barrels and Furniture are owned by a brother of Eric Langan (as was Nottingham Creations). Amounts billed to us for goods and services provided by Tall Oak Custom Furniture, Nottingham Barrels and Furniture, and Nottingham Creations were approximately $19,477 in fiscal 2025, $350,000 in fiscal 2024, and $195,000 in fiscal 2023. As of September 30, 2025, 2024, and 2023, we owed Tall Oak Custom Furniture, Nottingham Barrels and Furniture, and Nottingham Creations $3,312, $18,700, and $10,700 respectively, in unpaid billings.
TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2025, 2024, and 2023. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $555, $16,491, and $443,295 for the fiscal years 2025, 2024, and 2023, respectively. Amounts billed directly to the Company were approximately $4,615, $3,160, and $9,430 for the fiscal years 2025, 2024, and 2023, respectively. As of September 30, 2025, 2024, and 2023, the Company owed TW Mechanical approximately $0, $0, and $0 respectively, in unpaid direct billings.
19. Subsequent Events
Share Repurchase
Subsequent to September 30, 2025, through March 13, 2026, we purchased 153,061 shares of the Company's common stock pursuant to our share repurchase plan, excluding the November 21, 2025, repurchase below, at a cost of $3.7 million. These shares were subsequently retired.
On November 21, 2025, the Company repurchased 821,000 shares of its own common stock from a single stockholder for $30.0 million, paid $8.0 million in cash and $22.0 million under a two-year 12% unsecured promissory note.
Debt
On October 1, 2025, the Company entered into a debt modification transaction with 22 investors by extending their promissory notes' maturity date to October 2028. Two new investors joined with a combined $2.1 million and two existing investors increased their participation by a combined $250,000. The promissory notes continue to bear a 12% annual interest rate with interest-only monthly installments until full balance at maturity.
Dispositions
On October 7, 2025, the Company sold 100% of the common stock of a club subsidiary located in Harlingen, Texas, for $600,000. The sale did not include the real estate where the club is located. The Company recognized a loss of approximately $17,000 on the sale.
On February 6, 2026, the Company sold a club located in Edinburg, Texas, for $1.1 million recognizing a $219,000 loss on the sale. Proceeds from the sale were used to pay down certain related debt.
Investment
On November 17, 2025, the Company entered into a strategic partnership with an adult club entrepreneur by accepting a 49% interest in one of our clubs in Austin, Texas, for $1.8 million in cash. This partnership will strengthen our Austin club with more local management and marketing expertise.

RCI HOSPITALITY HOLDINGS, INC.
Schedule of Valuation and Qualifying Accounts
(Amounts in Thousands)

	Balance at beginning of year	Charged to costs and expenses(1)	Deductions(2)	Balance at end of year

Allowance for doubtful operating receivables

Fiscal 2023	$30	$47	$(15)	$62
Fiscal 2024	$62	$60	$(80)	$42
Fiscal 2025	$42	$73	$(24)	$91

Allowance for credit losses on notes receivable

Fiscal 2023	$—	$—	$—	$—
Fiscal 2024	$—	$—	$—	$—
Fiscal 2025	$—	$42	$—	$42

Deferred tax asset valuation allowance(3)

Fiscal 2023	$984	$(176)	$—	$808
Fiscal 2024	$808	$143	$—	$951
Fiscal 2025	$951	$63	$—	$1,014

(1)	Charged to bad debts or credit losses expense (under other selling, general and administrative expenses) in the consolidated statements of income.

(2)	Write off of gross amount against allowance.

(3)	Included in deferred tax liability, net in the consolidated balance sheets.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no disagreements with accountants on accounting and financial disclosure.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Interim Chief Executive Officer (“CEO”) and the Interim Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.
Due to material weaknesses in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified material weaknesses in internal control related to (1) ineffective design and operation of controls over certain information technology general controls ("ITGCs"), including program change management and vendor management controls; (2) ineffective design and operation of controls, which include management review controls, over the accounting for business combinations and contingent liabilities; and (3) ineffective design and operation of controls, which include management review controls, over the impairment assessments over long-lived assets, definite- and indefinite-lived intangible assets, and goodwill. The identified ITGC control deficiencies resulted from two factors. First, the Company's procedures governing program change management were insufficiently documented, resulting in controls that could not be consistently evidenced. Second, the Company relies on third-party IT service providers for certain key components of the technology infrastructure supporting its financial reporting processes. Specifically, certain service providers supporting applications within the Company's revenue cycle were unable to provide System and Organization Controls ("SOC") reports, thus management was unable to effectively evaluate the design and operating effectiveness of the internal controls maintained by these service providers. Consequently, certain business process controls were determined to be ineffective, limited to the extent those controls rely upon information processed within, or subject to, the control environments of the applicable third-party service providers.
These deficiencies may have an impact on our financial statements, account balances, and disclosures. Based on our evaluation, our management, with the participation of our CEO and our CFO, concluded that our internal control over financial reporting was not effective as of September 30, 2025.
Following identification of these material weaknesses, and prior to filing this Annual Report on Form 10-K, we completed additional procedures as deemed necessary for the year ended September 30, 2025. Based on these procedures, management believes that the consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.
The Company’s independent registered public accounting firm, CBIZ CPAs P.C., has expressed an unqualified opinion on our consolidated financial statements and an adverse opinion on our internal control over financial reporting as of September 30, 2025, in the audit report that appears at the end of Part II of this Annual Report on Form 10-K.
Remediation Plan for Existing Material Weaknesses
Management is committed to the remediation of the material weaknesses described above.
Review of Accounting for Business Combinations and Contingent Liabilities
Management has re-evaluated the design of its controls over the accounting for business combinations and will continue to implement enhancements to improve the precision, documentation, and timeliness of review procedures. Management has re-evaluated the design of its controls over the accounting for legal contingencies and will implement enhancements to improve the clarity and quality of documentation supporting review of legal contingencies, including related legal fees and unasserted claims.
Review of Impairment Assessments over Long-lived Assets, Definite- and Indefinite-lived Intangibles Assets, and Goodwill
Given the inherently subjective nature of the assumptions underlying the valuation models used in impairment analyses, management will re-evaluate the review procedures to strengthen the validation and documentation of such assumptions.
Information Technology General Controls
As a result of the material weakness and its ongoing remediation efforts, Management is enhancing change monitoring procedures and evaluating alternative procedures where SOC reports are not available for certain third party application vendors.
Further, Management is committed to enhanced quarterly reporting on the remediation measures to the Audit Committee of the board of directors.
It is our belief that these added controls will effectively remediate the existing material weaknesses.
The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal 2026.

Changes in Internal Control Over Financial Reporting
During fiscal year 2025, the Company completed several business combinations as described in Note 16 - Acquisitions and Dispositions to our audited Consolidated Financial Statements.
•On January 21, 2025, the Company and certain of its subsidiaries completed the acquisition of a club in Detroit, Michigan.
•On April 7, 2025, and another delayed closing date on June 13, 2025, the Company and certain of its subsidiaries completed the acquisition of two clubs, one in West Columbia, South Carolina, and another in Allentown, Pennsylvania.
The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures for fiscal year-end 2025 did not include the internal control over the financial reporting of these acquisitions, in accordance with the SEC’s staff guidance that permits exclusion of acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Due to the size, breadth and complexity of the acquisition of these businesses, management’s evaluation of internal control over financial reporting for the fiscal year ended September 30, 2025, did exclude those internal control activities. The businesses are wholly owned subsidiaries whose total assets and total revenues are excluded from management’s assessment and represent approximately 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2025.
Except for the remediation efforts as discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION.
Insider Trading Agreements
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading agreement," as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and Board of Directors of
RCI Hospitality Holdings, Inc.
Adverse Opinion on Internal Control over Financial Reporting
We have audited RCI Hospitality Holdings, Inc.’s (the "Company") internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management's Annual Report on Internal Control Over Financial Reporting:
•The Company had ineffective design and operation of controls over certain information technology general controls (“ITGCs”), including program change management and vendor management controls to ensure:
1.For certain key financially relevant service providers, IT program and data changes affecting the Company’s financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate; and
2.For certain key financially relevant service providers, System and Organization Controls (SOC) reports were obtained and reviewed.
As a result of the above deficiencies, automated process-level and manual controls, including the remaining ITGCs, that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective.
•Ineffective design and operation of controls, which include management review controls, over the accounting for business combinations and contingent liabilities.
•Ineffective design and operation of controls, which include management review controls, over the Company's impairment assessments over long lived assets, definite and indefinite lived intangible assets; and goodwill.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2025 consolidated financial statements and financial statement schedule, and this report does not affect our report dated March 19, 2026 on those consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheet as of September 30, 2025 and the related statement of income, changes equity, and cash flows and the related financial statement schedule as of and for the year ended September 30, 2025 of the Company and our report dated March 19, 2026 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
Explanatory Paragraph – Excluded Subsidiaries
As described in “Management’s Annual Report on Internal Control Over Financial Reporting”, management has excluded the Company’s acquisition of three businesses that occurred during the year ended September 30, 2025 from its assessment of internal control over financial reporting as of September 30, 2025 because these entities were acquired by the Company in purchase business combinations during the year ended September 30, 2025. We have also excluded these three businesses from our audit of internal control over financial reporting. These businesses are wholly owned subsidiaries whose combined total assets and total revenues represent approximately 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2025.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
Marlton, New Jersey
March 19, 2026

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS AND EXECUTIVE OFFICERS
Our directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are appointed by the board of directors annually and serve at the discretion of the board of directors (subject to any existing employment agreements). There is no family relationship between or among any of our directors and executive officers. Our board of directors consists of six persons. The following table sets forth our directors and executive officers as of March 19, 2026:

Name	Age	Position
Eric S. Langan	57	Director
Travis Reese	56	Director, Chairman, Interim President and Chief Executive Officer
Albert Molina	56	Interim Chief Financial Officer
Luke Lirot	69	Director
Yura Barabash	51	Director
Elaine J. Martin	69	Director
Arthur Allan Priaulx	85	Director
Eric S. Langan has been a director since 1998. He has also been our Head of Mergers & Acquisitions since November 2025, and prior to that, he was our President and CEO since 1999. He began his career in the hospitality industry in 1989 and has developed significant expertise in sports bar/restaurants and adult entertainment nightclubs, including related areas of real estate development and finance. Mr. Langan built the XTC Cabaret nightclub brand and merged it into RCI in 1998, expanding the scope of the company. He has been instrumental in bringing professional marketing, management, finance, and technology practices and systems to the gentlemen’s club industry. As one of the original founders of the National Association of Club Executives (ACE), Mr. Langan has been an active member of its board of directors since 1999. Through these activities, Mr. Langan has acquired the knowledge and skills necessary to successfully operate adult entertainment businesses.
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

On September 16, 2025, the Company was indicted in the Supreme Court of the State of New York, County of New York, along with Mr. Langan, Bradley Chhay, three employees of subsidiaries, and the Company’s subsidiaries Peregrine Enterprises, Inc. (the operator of Rick’s Cabaret in New York City), RCI Dining Services (37th Street), Inc. (the operator of Vivid Cabaret in New York City) and RCI 33rd Street Ventures, Inc. (the operator of Hoops Cabaret and Sports Bar in New York City). The indictment alleges that the defendants committed conspiracy, bribery, criminal tax fraud and offering a false instrument for filing. These charges, which resulted from a previously disclosed investigation by the Office of the Attorney General of New York, allege that a tax auditor with the New York State Department of Taxation and Finance was provided complimentary admission to clubs, restaurant meals, private dances, and travel expenses in exchange for the reduction of certain sales tax liabilities in connection with the use of “Dance Dollars.”
Travis Reese was appointed Interim President and Chief Executive Officer in November 2025 and Chairmen of the Board in January 2026. Until that date, he served as our Executive Vice President since 1999. He has also served as a director since 1999. Throughout his time with the Company, Mr. Reese has served many different roles, including without limitation overseeing information technology, working to create the company’s intranet, permit tracking, and incident reporting systems as well as other technology platforms the Company uses. Additionally, with his family history in military and aviation, he created the Company’s Bombshells Restaurant and Sports Bar concept in 2013. Mr. Reese has been involved in the adult entertainment industry since 1992. His experience and knowledge in this industry is essential to the board’s oversight of our businesses.
Albert Molina was appointed Interim Chief Financial Officer in November 2025. He has previously served as the Company’s Director of Financial Reporting since August 2016, and has worked extensively on SEC and financial reporting during his time at the Company. Prior to joining the Company, Mr. Molina managed the financial reporting and technical accounting departments of a publicly traded multi-unit restaurant company (2010-2016) and a publicly traded retail chain (2007-2010), both in Houston, Texas. From 2005 through 2006, he served as controller of a publicly traded call center company based in Miami, Florida. From 2003 through 2004, he was senior financial analyst for a satellite TV company based in Fort Lauderdale, Florida. He started his career in the Philippines, first as an auditor with Ernst & Young-Manila (1990-1995), then as finance and accounting manager of a multinational sportswear company (1995-2002). Mr. Molina is a Certified Public Accountant, licensed in the Philippines.
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
Yura Barabash became a director on September 19, 2017. Since October 2021, he has served as the Vice President of Business Development at AVI-SPL, the leading global provider of digital enablement solutions, based in Florida. Mr. Barabash brings with him extensive corporate finance experience across various industries both domestically and internationally. He has played a key role in numerous equity and debt financings, as well as mergers and acquisitions in the United States, Latin America, China, and the European Union. From August 2019 to January 2021, Mr. Barabash was a Chief Operating Officer of Gingko Online Learning LLC, private online language learning company in Florida and a consultant to Chengdu Gingko Education Management, educational management company in Chengdu, China. From 2016 to June 2019, he was a Senior Vice President of Finance at Motorsport Network LLC (www.motorsportnetwork.com) in Miami, the largest motorsport digital media company in the world. Earlier in his career, Mr. Barabash held investment banking roles at Primary Capital, Rodman & Renshaw, and Merrill Lynch. He holds a B.A. from Sevastopol City University in Ukraine and a Master in International Affairs from Columbia University in New York City, and is fluent in Russian. Mr. Barabash completed the Cybersecurity Governance course at MIT Sloan and the Audit and Compensation Committees programs at Harvard Business School Executive Education.

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
DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended September 30, 2025, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2025.
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

Item 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing below. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2025, as well as any other individuals included in the Summary Compensation Table, are referred to as “named executive officers” ("NEOs").
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
The Role of Shareholder Say-on-Pay Votes
At our annual meeting of shareholders held on August 18, 2025, approximately 94% of the shareholders who voted (including abstentions) on the “say-on-pay” proposal approved the compensation of our named executive officers, as disclosed in the proxy statement. Although this advisory shareholder vote on executive compensation is non-binding, the Compensation Committee will consider the outcome of the vote when making future compensation decisions for named executive officers.
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

SUMMARY COMPENSATION TABLE
The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2025, 2024, and 2023 of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation(1) ($)	Total ($)
Eric S. Langan	2025	1,708,775	—	281,728	1,990,503
Former President and Chief Executive	2024	1,700,000	—	129,649	1,829,649
Officer(2)	2023	1,700,000	—	167,388	1,867,388

Bradley Chhay	2025	606,345	—	65,896	672,241
Former Chief Financial Officer(2)	2024	600,000	—	63,375	663,375
	2023	472,789	—	61,676	534,465

Travis Reese	2025	580,040	—	69,423	649,463
Interim President and Chief Executive	2024	466,635	—	48,227	514,862
Officer; former Executive Vice President	2023	460,000	25,000	51,534	536,534
(1)All Other Compensation consists of SIMPLE IRA matching contributions, automobile expenses, and personal use of aircraft. We account for personal use of aircraft to be the aggregate incremental cost of personal use of the company aircraft as calculated based on a cost-per-flight-hour charge developed by a nationally recognized and independent service. The charge reflects the direct cost of operating the aircraft, including fuel, additives, lubricants, maintenance labor, airframe parts, engine restoration, and major periodic maintenance. We added actual airport/hangar fees charged to the company on a per-flight basis. The charge does not include fixed costs that do not change based on usage, such as aircraft depreciation, home hangar expenses, and general taxes and insurance. We value automobile expenses based on the annual depreciation rate of automobiles assigned for use by the particular officer, plus cost of insurance, registration, repairs, maintenance, tolls, and fuel. Tax reimbursement benefit is based on automobile fringe benefits.
A table of All Other Compensation for fiscal 2025 for our named executive officers is presented below:

Name	SIMPLE IRA Matching Contribution ($)	Automobile Expenses ($)	Personal Use of Aircraft ($)	Tax Reimbursement ($)	Total All Other Compensation ($)
Eric S. Langan	19,885	25,552	232,187	4,104	281,728

Bradley Chhay	16,384	44,816	—	4,696	65,896

Travis Reese	17,250	33,359	15,354	3,460	69,423
(2)    Messrs. Langan and Chhay stepped down from their positions as President and Chief Executive Officer and Chief Financial Officer, respectively, on November 28, 2025.

CEO Pay Ratio
We reviewed a comparison of annual total compensation of our CEO to the annual compensation of our median employee who was selected from all employees who were employed (other than the CEO) during our fiscal year ended September 30, 2025.
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
The compensation for our CEO in fiscal 2025 of $1,990,503 was approximately 63 times the $31,390 compensation of our fiscal 2025 median employee.
Pay vs. Performance
We are providing the following information about the relationship between executive compensation actually paid and certain financial performance measures of the Company as required by Section 953(a) of the Dodd-Frank and Consumer Protection Act, and Item 402(v) of Regulation S-K for fiscal 2025, 2024, 2023, 2022, and 2021, as it relates to our principal executive officer ("PEO") and certain non-PEO NEOs.

					Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	RICK Total Shareholder Return	DJUSRU Total Shareholder Return	Net Income	Free Cash Flow
2025	$1,990,503	$1,961,020	$660,852	$631,369	$149.49	$146.83	$10,839,000	$45,398,000
2024	$1,829,649	$1,669,815	$589,119	$429,285	$217.81	$146.72	$3,018,000	$48,421,000
2023	$1,867,388	$1,905,910	$535,500	$574,022	$296.39	$120.03	$29,100,000	$53,176,000
2022	$3,419,853	$3,329,003	$2,066,195	$1,975,345	$319.02	$105.38	$46,060,000	$58,911,000
2021	$1,545,218	$1,545,218	$504,181	$504,181	$336.19	$122.58	$30,150,000	$36,084,000
(1)    Non-PEO NEOs represent Bradley Chhay and Travis Reese for each of the fiscal years presented.
(2)    We selected the Dow Jones U.S. Restaurants & Bars Index as our peer group for the purpose of calculating comparable total shareholder return ("TSR"). Also refer to Item 5 of this report for our and our peer group's five-year TSR.
(3)    We selected free cash flow as our Company-selected measure for this purpose.

(4)    "Compensation Actually Paid" is computed in the table below, in accordance with Item 402(v) of Regulation S-K.

	2025		2024		2023		2022		2021
	PEO	Average for Non-PEO NEOs	PEO	Average for Non-PEO NEOs	PEO	Average for Non-PEO NEOs	PEO	Average for Non-PEO NEOs	PEO	Average for Non-PEO NEOs
Summary Compensation Table total	$1,990,503	$660,852	$1,829,649	$589,119	$1,867,388	$535,500	$3,419,853	$2,066,195	$1,545,218	$504,181
Adjustments:
Deduct option awards granted during the year	—	—	—	—	—	—	(1,568,500)	(1,568,500)	—	—
Add fair value of options granted and vested at the same year	—	—	—	—	—	—	313,700	313,700	—	—
Add fair value of options granted during the year and remain unvested at year-end	—	—	—	—	—	—	1,163,950	1,163,950	—	—
Increase (decrease) for change in fair value from prior year-end to current year-end of options granted in prior year	(62,527)	(62,527)	(143,490)	(143,490)	(62,527)	(62,527)	—	—	—	—
Increase (decrease) for change in fair value from prior year-end to current year vesting date of options granted in prior year	33,044	33,044	(16,344)	(16,344)	101,049	101,049	—	—	—	—
Compensation Actually Paid	$1,961,020	$631,369	$1,669,815	$429,285	$1,905,910	$574,022	$3,329,003	$1,975,345	$1,545,218	$504,181
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
$1.5
$1.0
$0.5
$-
Value of $100 Invested from 9/30/2020
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
9/30/2021
9/30/2022
9/30/2023
9/30/2024
9/30/2025
PEO
Non-PEO NEOs
RICK TSR
DJUSRU TSR

Compensation Actually Paid vs. Net Income and Free Cash Flow
Millions
Compensation Actually Paid
$3.5
$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$-
Millions
Value of Net Income and Free Cash Flow
$70
$60
$50
$40
$30
$20
$10
$-
2021
2022
2023
2024
2025
PEO
Non-PEO NEOs
Net Income
Free Cash Flow

GRANTS OF PLAN-BASED AWARDS
There were no grants of plan-based awards for fiscal 2025.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information with respect to outstanding stock options awards for each of our named executive officers as of September 30, 2025.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Eric S. Langan	2/9/2022	40,000	10,000	100.00	2/9/2027

Bradley Chhay	2/9/2022	40,000	10,000	100.00	2/9/2027

Travis Reese	2/9/2022	40,000	10,000	100.00	2/9/2027
OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2025
There were no stock options exercised nor stock that vested during the fiscal year ended September 30, 2025.

DIRECTOR COMPENSATION
We pay the expenses of our directors in attending board meetings. We paid no equity-based compensation during the fiscal year ended September 30, 2025, and we paid our independent directors $50,000 in cash for the fiscal year. The Audit Committee chair received additional compensation of $10,000 in cash. Following is a schedule of all compensation paid to our directors in the year ended September 30, 2025:

Name	Fees earned or paid in cash ($)
Luke C. Lirot	50,000
Yura Barabash	60,000
Elaine Martin	50,000
Arthur Allan Priaulx	50,000
Eric S. Langan	—
Travis Reese	—
EMPLOYMENT AGREEMENTS
On September 5, 2024, we entered into new two-year employment agreements with Eric Langan, our former President and Chief Executive Officer, and Travis Reese, our Interim President and Chief Executive Officer and former Executive Vice President, which agreements were effective as of September 1, 2024. Under their respective new agreements, Mr. Reese’s annual salary increased to $575,000; and Mr. Langan’s annual salary is $1,700,000. The term of each of the agreements commenced on September 1, 2024, and will end on August 31, 2026. Although Mr. Langan and Mr. Reese changed titles with the Company in November 2025, each individual will continue to receive the same compensation and benefits under their respective employment agreements.
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information at March 13, 2026, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our named executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RCI Hospitality Holdings, Inc., 10737 Cutten Road, Houston, Texas 77066. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 7,710,000 shares of common stock outstanding at March 13, 2026. Generally, in computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deem outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 13, 2026, and shares of common stock issuable upon conversion of other securities held by that person that are currently convertible or convertible within 60 days of March 13, 2026; we do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name/Address	Common Stock		Percent of Class (1)
Executive Officers and Directors

Eric S. Langan	756,370	(2)(3)	9.75%

Bradley Chhay	53,607	(2)(4)	*

Travis Reese	62,671	(2)	*

Albert Molina	100		*

Yura Barabash	1,149		*

Luke Lirot	518		*

Elaine Martin	11,751		*

Arthur Allan Priaulx	2,000		*

All of our Directors and Officers as a Group of seven persons	888,165		11.30%

Other > 5% Security Holders

BlackRock, Inc. (5)	633,098		8.21%

The Vanguard Group - 23-1945930 (6)	513,742		6.66%

Progeny 3, Inc. (7)	408,605		5.30%
(1)These percentages exclude treasury shares in the calculation of percentage of class.
(2)Includes stock options that are currently exercisable into 50,000 shares of common stock.

(3)630,609 shares of stock are held in a brokerage account that is pledged as collateral for a loan obligation of Mr. Langan.
(4)The number of shares is rounded to the nearest whole number. The actual amount is 53,606.681 shares.
(5)Based on the most recently available Schedule 13G filed with the SEC on January 26, 2024, by BlackRock Inc. BlackRock beneficially owned 633,098 shares, with sole voting power and sole dispositive power over all such shares. The address of BlackRock is 50 Hudson Yards, New York, New York 10001.
(6)Based on the most recently available Schedule 13G filed with the SEC on January 30,2026, by The Vanguard Group - 23-1945930. The Vanguard Group - 23-1945930 beneficially owned an aggregate of 513,742 shares, with sole voting power over 0 shares, shared voting power over 67,947 shares, sole dispositive power over 0 shares and shared dispositive power over 513,742 shares. The address of Vanguard Group - 23-1945930 is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(7)Based on the most recently available Schedule 13G filed with the SEC on August 14, 2025, by Progeny 3, Inc. Progeny 3, Inc. beneficially owned 408,605 shares, with sole voting power and sole dispositive power over all such shares. Jon Hemingway controls Progeny 3, Inc. The address of Progeny 3, Inc. is 5209 Lake Washington Blvd NE, Suite 200, Kirkland, Washington 98033.
The Company is not aware of any arrangements that could result in a change in control of the Company.
The disclosure required by Item 201(d) of Regulation S-K is set forth in Item 5 herein and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Presently, our director and former Chairman, President, and CEO, Eric Langan, personally guarantees all of the commercial bank indebtedness of the company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. Three adult children of Mr. Langan are also employed by the Company in corporate shared services. Colby Langan, one of Eric Langan's adult children mentioned above, is currently the President of RCI Development Services, Inc., which manages strategy on the Company's new business ventures, and received $244,342, $180,960, and $184,068 in employment compensation during the fiscal year ended September 30, 2025, 2024, and 2023, respectively. Included also in the adult children mentioned above is Ashley Wilkins, Eric Langan's daughter, who worked in the Treasury Department of the Company until July 2025, and received $99,639 and $123,600 in employment compensation during the fiscal year ended September 30, 2025, and 2024, respectively.
In October 2021, we borrowed $500,000 from Ed Anakar, President of RCI Management Services, Inc. and our Director of Operations and brother of former director Nourdean Anakar, and $150,000 from Allen Chhay, brother of the Company's former CFO, Bradley Chhay, as part of a larger group of private lenders (see Note 9 to our consolidated financial statements). Their promissory notes bear interest at the rate of 12% per annum and mature in October 2024 and later extended to October 2026. The notes are payable in monthly installments of interest only with a balloon payment of all unpaid principal and interest due at maturity. The terms of the notes are the same as the rest of the lender group. Refer to Note 9 to our consolidated financial statements for the October 2023 extension of term of promissory notes. As of September 30, 2025, the amount borrowed from Ed Anakar has been fully paid.
We paid Ed Anakar employment compensation of $763,691, 759,605, and $718,539 during the fiscal years ended September 30, 2025, 2024, and 2023, respectively.
We used the services of Tall Oak Custom Furniture and Nottingham Barrels and Furniture, previously Nottingham Creations, all furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Tall Oak Custom Furniture and Nottingham Barrels and Furniture are owned by a brother of Eric Langan (as was Nottingham Creations). Amounts billed to us for goods and services provided by Tall Oak Custom Furniture, Nottingham Barrel and Furniture, and Nottingham Creations were approximately $19,477 in fiscal 2025, $350,000 in fiscal 2024, and $195,000 in fiscal 2023. As of September 30, 2025, 2024, and 2023 we owed

Tall Oak Custom Furniture, Nottingham Barrel and Furniture, and Nottingham Creations $3,312, $18,700, and $10,700 respectively, in unpaid billings.
TW Mechanical LLC (“TW Mechanical”) provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2025, 2024, and 2023. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were approximately $555, $16,491, and $443,295 for the fiscal years 2025, 2024, and 2023, respectively. Amounts billed directly to the Company were approximately $4,615, $3,160, and $9,430 for the fiscal years 2025, 2024, and 2023, respectively. As of September 30, 2025, 2024, and 2023 the Company owed TW Mechanical approximately $0, $0, and $0, respectively, in unpaid direct billings.
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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table sets forth the aggregate fees paid or accrued for professional services and the aggregate fees paid or accrued for audit-related services and all other services rendered by CBIZ CPAs P.C. and Marcum LLP for the fiscal 2025 and 2024.

	CBIZ 2025	Marcum 2024
Audit fees	$1,839,690	$1,313,698
Audit-related fees	—	20,600
Tax fees	—	—
All other fees	—	—
Total	$1,839,690	$1,334,298

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
All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by CBIZ CPAs P.C. and Marcum LLP was compatible with the maintenance of those firms’ independence in the conduct of their auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation dated December 9, 1994. (Incorporated by reference from Form SB-2 filed with the SEC on January 11, 1995.) *

3.2	Certificate of Amendment to Articles of Incorporation dated September 9, 2008. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on July 21, 2008.) *

3.3	Certificate of Amendment to Articles of Incorporation dated August 6, 2014. (Incorporated by reference from Definitive Schedule 14A filed with the SEC on June 24, 2014.) *

3.4	Amended and Restated Bylaws (Incorporated by reference from Form 8-K filed with the SEC on March 16, 2016.) *

4.1	Consolidated, Amended and Restated Promissory Note for $99,145,838.22 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

4.2	10-Year Secured Promissory Note for $11,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.3	20-Year Secured Promissory Note for $8,000,000 by Big Sky Hospitality Holdings, Inc. to Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.4	10-Year Promissory Note for $1,200,000 by RCI Holdings, Inc. to 3480 South Galena, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.5	IP Promissory Note for $1,000,000 by Big Sky Hospitality Holdings, Inc. to Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

4.6	Promissory Note for $18,740,000 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

4.7	Revolving Promissory Note for $10,000,000 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

4.8	Form of Promissory Note dated March 16, 2023 (in connection with Baby Dolls/Chicas Locas acquisition transaction) (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

4.9	Promissory Note (Real Estate) with Duncan Burch dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

4.10	Amended and Restated 12% Unsecured Promissory Note (form of amortizing payment schedule version of the note) (Incorporated by reference from Form 8-K filed with the SEC on October 26, 2023) *

4.11	Promissory Note for $20,000,000 with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on May 3, 2024) *

4.12	The description of our common stock (Incorporated by reference from Form 10-K filed with the SEC on December 14, 2020) *

10.1	Employment Agreement with Eric S. Langan. (Incorporated by reference from Form 8-K filed with the SEC on September 5, 2024) *

10.2	Employment Agreement with Bradley Chhay (Incorporated by reference from Form 8-K filed with the SEC on August 30, 2023) *

10.3	Employment Agreement with Travis Reese (Incorporated by reference from Form 8-K filed with the SEC on September 5, 2024) *

10.4	Loan Agreement between RCI Holdings, Inc. and Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.5	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.6	Absolute Unconditional and Continuing Guaranty of Eric S. Langan (Incorporated by reference from Form 8-K filed with the SEC on October 4, 2021) *

10.7	Guaranty by RCI Hospitality Holdings, Inc. in favor of Family Dog (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.8	Guaranty by RCI Hospitality Holdings, Inc. in favor of 3480 South Galena LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.9	Guaranty by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.10	Lock-Up Agreement between RCI Hospitality Holdings, Inc. and Family Dog, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.11	Lock-Up Agreement by RCI Hospitality Holdings, Inc. in favor of Club Licensing, LLC (Incorporated by reference from Form 8-K filed with the SEC on October 21, 2021) *

10.12	Loan Agreement between RCI Holdings, Inc. and Centennial Bank dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.13	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.14	Absolute Unconditional and Continuing Guaranty of Eric S. Langan dated January 25, 2022 (Incorporated by reference from Form 8-K filed with the SEC on January 27, 2022) *

10.15	Loan Agreement with Centennial Bank (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

10.16	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

10.17	Absolute Unconditional and Continuing Guaranty of Eric Langan (Incorporated by reference from Form 8-K filed with the SEC on March 15, 2023) *

10.18	Form of Absolute Unconditional and Continuing Guaranty of Burch Management Company, Inc. dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.19	Form of Absolute Unconditional and Continuing Guaranty of BD Hospitality Acquisition, Inc. dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.20	Lock-Up Agreement with Duncan Burch dated March 16, 2023 (Incorporated by reference from Form 8-K filed with the SEC on March 17, 2023) *

10.21	Loan Agreement between RCI Holdings, Inc. and Centennial Bank dated April 30, 2024 (Incorporated by reference from Form 8-K filed with the SEC on May 3, 2024) *

10.22	Absolute Unconditional and Continuing Guaranty of RCI Hospitality Holdings, Inc. dated April 30, 2024 (Incorporated by reference from Form 8-K filed with the SEC on May 3, 2024) *

10.23	Absolute Unconditional and Continuing Guaranty of Eric S. Langan dated April 30, 2024 (Incorporated by reference from Form 8-K filed with the SEC on May 3, 2024) *

19.1	Policy on Insider Trading (Incorporated by reference from Form 10-K filed with the SEC on December 16, 2024) *

21.1	Subsidiaries

23.1	Consent of CBIZ CPAs P.C.

23.2	Consent of Marcum LLP

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer of RCI Hospitality Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation (Incorporated by reference from Form 10-K filed with the SEC on December 14, 2023) *

101	The following financial information from RCI Hospitality Holdings, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Cash Flows, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Balance Sheets, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Incorporated by reference from our previous filings with the SEC.

Item 16. FORM 10-K SUMMARY.
None.

SIGNATURES
In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2026.

RCI Hospitality Holdings, Inc.

By:	/s/ Travis Reese
Travis Reese
Interim Chief Executive Officer and President
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Langan
Eric S. Langan	Director	March 19, 2026

/s/ Travis Reese
Travis Reese	Director, Interim Chief Executive Officer and President	March 19, 2026

/s/ Albert Molina
Albert Molina	Interim Chief Financial Officer and Principal Accounting Officer	March 19, 2026

/s/ Yura Barabash
Yura Barabash	Director	March 19, 2026

/s/ Luke Lirot
Luke Lirot	Director	March 19, 2026

/s/ Elaine Martin
Elaine Martin	Director	March 19, 2026

/s/ Arthur Allan Priaulx
Arthur Allan Priaulx	Director	March 19, 2026