Form 10-Q
period 2025-12-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2026-05-07
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, 7,651,500 shares of the registrant’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,649)	$9,065
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,187	3,569
Impairment of assets	1,163	—
Deferred income tax benefit	—	(389)
Stock-based compensation	392	470
Loss (gain) on sale of businesses and assets	30	(1,463)
Amortization of debt discount and issuance costs	137	63
Noncash lease expense	734	658
Gain on insurance	(141)	(1,150)
Credit loss expense on notes receivable	75	—
Premium on stock repurchase	9,885	—
Changes in operating assets and liabilities:
Receivables	(354)	2,373
Inventories	25	(4)
Prepaid expenses, other current and other assets	(2,822)	(598)
Accounts payable, accrued and other liabilities	(846)	750
Net cash provided by operating activities	7,816	13,344
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	600	129
Proceeds from insurance	138	1,150
Proceeds from notes receivable	50	71
Payments for property and equipment and intangible assets	(2,331)	(5,754)
Net cash used in investing activities	(1,543)	(4,404)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	2,253	2,963
Payments on debt obligations	(4,952)	(5,694)
Payment of loan origination costs	(40)	—
Purchase of treasury stock	(9,831)	(3,218)
Payment of dividends	(545)	(623)
Investment from noncontrolling partner	1,800	—
Payments to noncontrolling interests	(36)	—
Net cash used in financing activities	(11,351)	(6,572)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,078)	2,368
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,709	32,350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,631	$34,718
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	Three Months Ended December 31,
	2025	2024
Revenues
Sales of alcoholic beverages	$30,139	$32,188
Sales of food and merchandise	9,966	10,106
Service revenues	25,811	24,181
Other	4,912	5,008
Total revenues	70,828	71,483
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,511	5,846
Food and merchandise sold	3,629	3,563
Service and other	101	72
Total cost of goods sold (exclusive of items shown separately below)	9,241	9,481
Salaries and wages	21,443	20,564
Selling, general and administrative	24,704	26,207
Depreciation and amortization	4,187	3,569
Impairments and other charges (gains), net	217	(2,244)
Total operating expenses	59,792	57,577
Income from operations	11,036	13,906
Other income (expenses)
Interest expense	(4,350)	(4,152)
Interest income	99	179
Premium on stock repurchase	(9,885)	—
Gain on lease termination	—	979
Income (loss) before income taxes	(3,100)	10,912
Income tax expense	1,549	1,847
Net income (loss)	(4,649)	9,065
Net income attributable to noncontrolling interests	(85)	(41)
Net income (loss) attributable to RCIHH common stockholders	$(4,734)	$9,024

Earnings (loss) per share
Basic and diluted	$(0.57)	$1.01

Weighted average shares used in computing earnings (loss) per share
Basic and diluted	8,295,880	8,920,774
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2025	8,684,061	$87	$50,908	$210,106	—	$—	$(222)	$260,879
Purchase of treasury shares	—	—	—	—	(895,061)	(21,946)	—	(21,946)
Canceled treasury shares	(895,061)	(9)	(21,937)	—	895,061	21,946	—	—
Excise tax on stock repurchases	—	—	(219)	—	—	—	—	(219)
Payment of dividends ($0.07 per share)	—	—	—	(545)	—	—	—	(545)
Stock-based compensation	—	—	392	—	—	—	—	392
Investment from noncontrolling partner	—	—	—	(790)	—	—	2,590	1,800
Payments to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Net income (loss)	—	—	—	(4,734)	—	—	85	(4,649)
Balance at December 31, 2025	7,789,000	$78	$29,144	$204,037	—	$—	$2,417	$235,676

Balance at September 30, 2024	8,955,000	$90	$61,511	$201,759	—	$—	$(250)	$263,110
Purchase of treasury shares	—	—	—	—	(66,000)	(3,218)	—	(3,218)
Canceled treasury shares	(66,000)	(1)	(3,217)	—	66,000	3,218	—	—
Excise tax on stock repurchases	—	—	(33)	—	—	—	—	(33)
Payment of dividends ($0.07 per share)	—	—	—	(623)	—	—	—	(623)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	9,024	—	—	41	9,065
Balance at December 31, 2024	8,889,000	$89	$58,731	$210,160	—	$—	$(209)	$268,771
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	December 31, 2025	September 30, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,631	$33,709
Receivables, net	4,221	3,940
Inventories	4,832	4,857
Prepaid expenses and other current assets	7,820	4,968
Assets held for sale	4,463	3,394
Total current assets	49,967	50,868
Property and equipment, net	276,333	279,027
Operating lease right-of-use assets, net	25,053	25,781
Notes receivable, net of current portion	3,797	3,849
Goodwill	62,242	62,725
Intangibles, net	170,164	171,948
Other assets	2,706	2,737
Total assets	$590,262	$596,935

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,499	$5,836
Accrued liabilities	33,928	32,607
Current portion of debt obligations, net	34,431	21,198
Current portion of operating lease liabilities	3,386	3,314
Total current liabilities	76,244	62,955
Deferred tax liability, net	21,689	21,689
Debt, net of current portion and debt discount and issuance costs	221,997	214,583
Operating lease liabilities, net of current portion	26,442	27,320
Other long-term liabilities	8,214	9,509
Total liabilities	354,586	336,056

Commitments and contingencies (Note 9)

Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 7,789,000 and 8,684,061 shares issued and outstanding as of December 31, 2025, and September 30, 2025, respectively	78	87
Additional paid-in capital	29,144	50,908
Retained earnings	204,037	210,106
Total RCIHH stockholders’ equity	233,259	261,101
Noncontrolling interests	2,417	(222)
Total equity	235,676	260,879
Total liabilities and equity	$590,262	$596,935
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2025 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2025, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 19, 2026. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2025, are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.
2. Recent Accounting Standards and Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on our consolidated statements of income in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, as clarified by ASU 2025-01, with early adoption permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this guidance on our financial statement disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intended to improve the navigability of the guidance in Accounting Standards Codification ("ASC") Topic 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The ASU also addresses the form and content of such financial statements, adds list to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather to reflect the effects of the SEC's form and content requirements related to interim reporting. The amendments of this ASU are effective to us for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this ASU on our interim reporting financial statement disclosures.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Supplemental Disclosure of Cash Flow Information
The following table sets forth certain cash and noncash activities (in thousands), as follows:

	Three Months Ended December 31,
	2025	2024
Cash paid during the period for:
Interest, net of amounts capitalized	$4,086	$4,080
Income taxes, net of refunds of $17 and $0, respectively	$115	$3

Noncash investing and financing transactions:
Debt incurred in connection with stock repurchases	$22,000	$—
Unpaid excise tax on stock repurchases	$219	$33
Unpaid liabilities on capital expenditures	$278	$2,451
On November 21, 2025, the Company repurchased 821,000 shares of its own common stock from a single stockholder for $30.0 million, paid $8.0 million in cash and $22.0 million under a two-year 12% unsecured promissory note (see Note 7).
Subsequent to the balance sheet date through May 1, 2026, we repurchased 137,500 shares of our common stock at an average price of $23.96 per share.
4. Segment Information
The Company owns and operates adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such segments based on how the chief operating decision maker assigns management responsibility, how financial information is regularly reviewed, the nature of the Company’s products, services and costs, regulatory environments, and how resources are allocated. There are no major distinctions in geographical areas served as all operations are in the United States. The Company's chief operating decision maker ("CODM") is its chief executive officer. The Company measures segment profit (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment. The Other category below includes our media and energy drink divisions that are not significant to the consolidated financial statements.
In adopting ASU 2023-07, we recast one of our shared-services subsidiary from Other to Corporate. We also recast three previously planned and previously reported casino-related subsidiaries classified in Other to Nightclubs and Bombshells. We reclassified certain prior year segment disclosures to conform to current year presentation.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information—continued
Below is the financial information (in thousands) related to the Company’s reportable segments as provided to the CODM:

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Revenues
Third party	$62,309	$8,381	$70,690	$61,724	$9,587	$71,311
Intersegment	1,323	—	1,323	1,019	—	1,019
	63,632	8,381	72,013	62,743	9,587	72,330
Reconciliation of revenue
Other revenues, including intersegment			211			244
Elimination of intersegment revenues			(1,396)			(1,091)
Total consolidated revenues			70,828			71,483

Less:
Cost of goods sold, including intersegment	7,162	1,987	9,149	7,124	2,292	9,416
Salaries and wages	14,742	2,876	17,618	13,930	2,807	16,737
Selling, general, and administrative, including intersegment	18,002	4,329	22,331	17,668	4,369	22,037
Depreciation and amortization	3,500	415	3,915	2,971	331	3,302
Impairments and other charges (gains), net	181	29	210	(822)	(1,330)	(2,152)
Other segment items	—	—	—	—	(979)	(979)
Segment income (loss)	20,045	(1,255)	18,790	21,872	2,097	23,969

Reconciliation of segment income (loss)
Other loss			(130)			(80)
Interest expense, net			(4,251)			(3,973)
Elimination of intersegment income			(35)			(34)
Unallocated corporate overhead			(17,474)			(8,970)
Consolidated income (loss) before income taxes			$(3,100)			$10,912

Segment capital expenditures	$584	$1,270	$1,854	$1,554	$3,919	$5,473

Reconciliation to consolidated capital expenditures
Other operating segments			1			85
Unallocated corporate			476			196
Consolidated capital expenditures			$2,331			$5,754

	December 31, 2025			September 30, 2025
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Segment assets	$477,077	$78,388	$555,465	$478,516	$78,877	$557,393

Reconciliation to consolidated total assets
Other operating segments			3,363			3,775
Unallocated corporate			31,434			35,767
Consolidated total assets			$590,262			$596,935
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands):

	Three Months Ended December 31, 2025					Three Months Ended December 31, 2024
	Nightclubs		Bombshells	Other	Total	Nightclubs		Bombshells	Other	Total
Sales of alcoholic beverages	$25,795		$4,344	$—	$30,139	$27,035		$5,153	$—	$32,188
Sales of food and merchandise	5,936		4,030	—	9,966	5,736		4,370	—	10,106
Service revenues	25,810		1	—	25,811	24,178		3	—	24,181
Other revenues	4,768		6	138	4,912	4,775		61	172	5,008
	$62,309		$8,381	$138	$70,828	$61,724		$9,587	$172	$71,483

Recognized at a point in time	$61,879		$8,381	$138	$70,398	$61,311		$9,586	$172	$71,069
Recognized over time	430	*	—	—	430	413	*	1	—	414
	$62,309		$8,381	$138	$70,828	$61,724		$9,587	$172	$71,483
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
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net in our unaudited condensed consolidated balance sheet. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2025	Net Consideration Received/Recognized	Recognized in Revenue	Balance at December 31, 2025
Ad revenue	$45	$98	$(113)	$30
Expo revenue	1	50	—	51
VIP cards	—	585	(115)	470
Other	31	2	(29)	4
	$77	$735	$(257)	$555
Contract liabilities with customers are included in accrued liabilities as unearned revenues in our unaudited condensed consolidated balance sheets (see also Note 6), while the revenues associated with these contract liabilities are included in other revenues in our unaudited condensed consolidated statements of income.
In relation to the Illinois BIPA settlement (see Notes 6 and 9), VIP card claims processed during the first quarter of fiscal 2026 amounting to $470,000 were recorded in unearned revenues and subsequently ratably recognized in revenues with no actual cash received.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Selected Account Information
The components of receivables, net are as follows (in thousands):

	December 31, 2025	September 30, 2025
Credit card receivables	$2,183	$1,637
Income tax refundable	—	951
ATM in-transit	730	374
Current portion of notes receivable	247	320
Other (net of allowance for doubtful accounts of $99 and $91, respectively)	1,061	658
Total receivables, net	$4,221	$3,940
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.
The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31, 2025	September 30, 2025
Prepaid insurance	$6,619	$3,367
Prepaid legal	84	123
Prepaid taxes and licenses	261	498
Prepaid rent	231	324
Other	625	656
Total prepaid expenses and other current assets	$7,820	$4,968
The components of accrued liabilities are as follows (in thousands):

	December 31, 2025	September 30, 2025
Legal fees	$8,167	$9,366
Insurance	4,855	1,600
Payroll and related costs	4,475	4,930
Property taxes	3,862	3,501
Sales and liquor taxes	2,266	2,303
Lawsuit settlement	2,726	4,173
Estimated self-insurance liability	2,555	2,555
Construction in progress	233	464
Patron tax	1,120	1,078
Income taxes	482	—
Interest	651	524
Unearned revenues	555	77
Other	1,981	2,036
Total accrued liabilities	$33,928	$32,607

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Selected Account Information—continued
The components of other long-term liabilities are as follows (in thousands):

	December 31, 2025	September 30, 2025
Estimated self-insurance liability	$7,008	$7,008
Advances from creditors	—	1,250
Other	1,206	1,251
Total other long-term liabilities	$8,214	$9,509
The components of selling, general and administrative expenses are as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
Taxes and permits	$3,593	$3,828
Advertising and marketing	3,030	2,962
Supplies and services	2,783	2,488
Insurance	2,718	5,283
Legal	1,207	1,386
Lease	1,651	1,602
Charge card fees	1,955	1,748
Utilities	1,570	1,371
Security	1,112	1,084
Stock-based compensation	392	470
Accounting and professional fees	1,497	1,134
Repairs and maintenance	1,303	1,203
Other	1,893	1,648
Total selling, general and administrative expenses	$24,704	$26,207
The components of impairments and other charges (gains), net are as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
Impairment of assets	$1,163	$—
Settlement of lawsuits, net of recoveries (Notes 5 and 9)	(802)	179
Loss (gain) on sale of businesses and assets	33	(1,406)
Gain on insurance	(177)	(1,017)
Total impairments and other charges (gains), net	$217	$(2,244)

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
On November 21, 2025, in connection with a stock repurchase transaction (see Note 3), the Company executed a two-year $22.0 million unsecured promissory note bearing a 12% annual interest rate. The note is payable in monthly payments of principal and interest of $1.0 million for 23 months with the remaining balance paid at maturity.
Future maturities of debt obligations as of December 31, 2025, are as follows (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
January - December 2026	$30,969	$3,950	$34,919
January - December 2027	26,282	10,493	36,775
January - December 2028	17,388	9,451	26,839
January - December 2029	17,167	—	17,167
January - December 2030	15,290	2,524	17,814
Thereafter	44,969	80,259	125,228
	$152,065	$106,677	$258,742

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Income Taxes
Income tax expense was $1.5 million and $1.8 million during the three months ended December 31, 2025, and 2024, respectively. The effective income tax rate was (50.0)% and 16.9% for the three months ended December 31, 2025, and 2024, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both periods, and the pretax loss and the nondeductible premium on stock repurchase in the current quarter.
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
In September 2025, a putative securities class action was filed against RCI Hospitality Holdings, Inc. and certain of its officers in the Southern District of Texas, Houston Division. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and 10b-5 promulgated thereunder based on alleged materially false and misleading statements made in the Company’s SEC filings and disclosures as they relate to the indictment filed by the NY AG and other related issues. The complaints seek unspecified damages, costs, and attorneys’ fees. This lawsuit is captioned Hernandez v. RCI Hospitality Holdings, Inc., et al. (filed September 21, 2025, naming the Company, Eric S. Langan, and Bradley Chhay). On April 14, 2026, the court entered an order appointing the lead plaintiff and the respective lead and liaison counsel for the purported class. The Company has not yet answered or otherwise responded to the complaint, but intends on moving to dismiss the operative pleading for failure to state a claim upon which relief can be granted. The Company intends to continue to vigorously defend against this action. This action is in its early stage, and a potential loss cannot yet be estimated.
On November 17, 2025, a shareholder derivative action was filed in Harris County District Court against officers and directors Eric S. Langan, Yura Barabash, Bradley Chhay, Luke Lirot, Elaine J. Martin, Arthur A. Priaulx, Travis Reese, and RCI Hospitality Holdings, Inc., as nominal defendant. The action alleges that the individual officers and directors made or caused the Company to make a series of materially false and/or misleading statements and omissions related to the indictment filed by the NY AG and other related issues and engaged in or caused the Company to, inter alia, fail to maintain internal controls over its business and financial reporting sufficient to ensure the accuracy of its public filings. The action asserts claims for breach of fiduciary duty and unjust enrichment. The complaint seeks injunctive relief, damages, restitution, costs, and attorneys’ fees. The case, Ayers v. RCI Hospitality Holdings, Inc., et al., is in its early stage, and a potential loss cannot yet be estimated.
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
Under the terms of the agreement, and without admitting any liability, Defendants will provide a settlement fund valued at approximately $2.95 million, consisting of $1.25 million in cash and $1.7 million in VIP cards. The settlement includes payments to class members submitting valid claims, attorneys' fees of up to 40% of the fund, incentive awards to named plaintiffs, and administrative costs. Any unclaimed funds remaining after payment of valid claims, fees, and costs will revert to the Defendants. The cash settlement was paid in full in July 2025 and the VIP cards were issued in December 2025, with unclaimed VIP cards amounting to $1.23 million.

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
The Company recorded lawsuit settlements incurred, net of recoveries, amounting to $802,000 net recoveries and $179,000 net settlements for the three months ended December 31, 2025, and 2024, respectively. As of December 31, 2025, and September 30, 2025, the Company has accrued $2.7 million and $4.2 million, respectively, related to settlement of lawsuits, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Related Party Transactions
Presently, our director and former Chairman, President, and CEO, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of December 31, 2025, and September 30, 2025, was $138.2 million and $139.6 million, respectively.
Included in the debt balance as of December 31, 2025, and September 30, 2025, is a note borrowed from a related party for $350,000 and $150,000, respectively, from a brother of the Company's former CFO, Bradley Chhay, in which the terms of the note is the same as the rest of the lender group.
We used the services of Tall Oak Custom Furniture and Nottingham Barrels and Furniture, previously Nottingham Creations, all furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Tall Oak Custom Furniture and Nottingham Barrels and Furniture are owned by a brother of Eric Langan (as was Nottingham Creations). Amounts billed to us for goods and services provided by Tall Oak Custom Furniture, Nottingham Barrels and Furniture, and Nottingham Creations were $0 and $2,780 during the three months ended December 31, 2025, and 2024, respectively. As of December 31, 2025, and September 30, 2025, we owed Tall Oak Custom Furniture, Nottingham Barrels and Furniture, and Nottingham Creations $3,312 and $3,312, respectively, in unpaid billings.
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2026 and 2025. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three months ended December 31, 2025, and 2024, respectively. Amounts billed directly to the Company were $0 and $720 for the three months ended December 31, 2025, and 2024, respectively. As of December 31, 2025, and September 30, 2025, the Company owed TW Mechanical $0 and $0, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three months ended December 31, 2025, and 2024 is as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
Operating lease expense – fixed payments	$1,156	$1,109
Variable lease expense	404	395
Short-term and other lease expense (includes $94 and $102 recorded in advertising and marketing for the three months ended December 31, 2025, and 2024, respectively; and $153 and $142 recorded in repairs and maintenance for the three months ended December 31, 2025, and 2024, respectively; see Note 6)	338	342
Sublease income	—	—
Total lease expense, net	$1,898	$1,846

Other information:
Operating cash outflows from operating leases	$1,969	$1,958
Weighted average remaining lease term – operating leases	8.8 years	9.5 years
Weighted average discount rate – operating leases	5.8%	5.7%
Future maturities of operating lease liabilities as of December 31, 2025, are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
January - December 2026	$3,386	$1,565	$4,951
January - December 2027	3,143	1,370	4,513
January - December 2028	2,778	1,197	3,975
January - December 2029	2,781	1,026	3,807
January - December 2030	2,425	876	3,301
Thereafter	15,315	2,264	17,579
	$29,828	$8,298	$38,126
12. Dispositions
On October 7, 2025, the Company sold 100% of the common stock of a club subsidiary located in Harlingen, Texas, for $600,000. The sale did not included the real estate where the club is located. The Company recognized a loss of approximately $17,000 on the sale.
On February 6, 2026, the Company sold a club located in Edinburg, Texas, for $1.1 million recognizing a $219,000 loss on the sale. Proceeds from the sale were used to pay down certain related debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this quarterly report, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2025.
Overview
RCI Hospitality Holdings, Inc. is a holding company that, through its subsidiaries, engages in businesses that offer live adult entertainment and/or high-quality sports bar and dining experiences to its guests. All services and management operations are conducted by subsidiaries of RCIHH.
Through our subsidiaries, as of December 31, 2025, we operated a total of 68 establishments that offer live adult entertainment and sports bars and restaurants. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
Upon initial adoption of ASU 2023-07 for the annual reporting period ended September 30, 2025, certain previously reported segment information have changed. There were no changes in consolidated financial information. Segment-related discussions and analyses in the MD&A relate to amounts exclusive of intersegment items.
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
For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on March 19, 2026.
During the three months ended December 31, 2025, there were no significant changes in our accounting policies and estimates.

Results of Operations
Highlights of the Company's operating results for the quarter ended December 31, 2025, are as follows, with comparisons against the same period of the prior year:
•Total revenues were $70.8 million compared to $71.5 million, a 0.9% decrease (Nightclubs revenue of $62.3 million compared to $61.7 million, a 0.9% increase; and Bombshells revenue of $8.4 million compared to $9.6 million, an 12.6% decrease)
•Consolidated same-store sales decreased by 7.7% (Nightclubs decreased by 5.8%, while Bombshells decreased by 21.9%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) this quarter of a loss of $0.57 compared to an income of $1.01
•Non-GAAP diluted EPS* of $0.74 compared to $0.80
•Net cash provided by operating activities of $7.8 million compared to $13.3 million, a 41.4% decrease
•Free cash flow* of $6.7 million compared to $12.1 million, a 44.6% decrease
* Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.
Revenues
Consolidated revenues for the first quarter decreased by $0.7 million, or 0.9%, versus the comparable prior-year quarter due primarily to the $1.4 million impact of closed locations, partially offset by a $4.8 million increase in sales from new locations and the $5.3 million impact of the decrease in consolidated same-stores sales.
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

Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended December 31, 2025	Mix	Three Months Ended December 31, 2024	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$25,795	41.4%	$27,035	43.8%	$(1,240)	(4.6)%
Sales of food and merchandise	5,936	9.5%	5,736	9.3%	200	3.5%
Service revenues	25,810	41.4%	24,178	39.2%	1,632	6.7%
Other revenues	4,768	7.7%	4,775	7.7%	(7)	(0.1)%
	62,309	100.0%	61,724	100.0%	585	0.9%
Bombshells
Sales of alcoholic beverages	4,344	51.8%	5,153	53.7%	(809)	(15.7)%
Sales of food and merchandise	4,030	48.1%	4,370	45.6%	(340)	(7.8)%
Service revenues	1	—%	3	—%	(2)	(66.7)%
Other revenues	6	0.1%	61	0.6%	(55)	(90.2)%
	8,381	100.0%	9,587	100.0%	(1,206)	(12.6)%
Other
Other revenues	138	100.0%	172	100.0%	(34)	(19.8)%
	$70,828		$71,483		$(655)	(0.9)%
Nightclubs revenues increased by 0.9% during the first quarter compared to the same quarter last year primarily due to the $3.0 million contribution of newly acquired clubs and the $3.5 million impact of the decrease in same-store sales, partially offset by the $256,000 impact of closed clubs. For clubs that were open enough days to qualify as a same-store location (refer to the definition of same-store sales in the preceding paragraph), sales decreased by 5.8%. By type of revenue, alcoholic beverage sales decreased by 4.6%, food, merchandise and other revenue increased by 1.8%, while service revenues increased by 6.7%.
Bombshells first quarter revenues decreased by 12.6%, of which 21.9% was for same-store sales decline and $1.2 million from recently closed or sold locations, with the offsetting increase caused by sales from a new location. By type of revenue, food and merchandise sales decreased by 7.8%, while alcoholic beverage sales decreased by 15.7%.
Operating Expenses
Total operating expenses, as a percent of revenues, increased to 84.4% from 80.5% from last year’s first quarter. Year-over-year change was a $2.2 million increase, or 3.8%. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the first quarter decreased by $240,000, or 2.5%, mainly due to lower sales. As a percent of total revenues, cost of goods sold decreased to 13.0% from 13.3% mainly due to shift in sales mix to higher-margin service revenues. Nightclubs cost of goods sold during the quarter was flat at 11.5% compared to prior year, while Bombshells cost of goods sold slightly decreased to 23.7% from 23.9%.
Salaries and wages. Salaries and wages increased by $0.9 million, or 4.3%, for the quarter mainly due to last year's club acquisitions. As a percent of total revenues, salaries and wages increased to 30.3% from 28.8%. Nightclubs increased to 23.7% from 22.6%, Bombshells increased to 34.3% from 29.3%, while corporate slightly increased to 5.3% from 5.2%.

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased by $1.5 million, or 5.7%, for the quarter. Dollar amounts in the tables below are in thousands, except percentages.

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$3,593	5.1%	$3,828	5.4%	$235	6.1%
Advertising and marketing	3,030	4.3%	2,962	4.1%	(68)	(2.3)%
Supplies and services	2,783	3.9%	2,488	3.5%	(295)	(11.9)%
Insurance	2,718	3.8%	5,283	7.4%	2,565	48.6%
Legal	1,207	1.7%	1,386	1.9%	179	12.9%
Lease	1,651	2.3%	1,602	2.2%	(49)	(3.1)%
Charge card fees	1,955	2.8%	1,748	2.4%	(207)	(11.8)%
Utilities	1,570	2.2%	1,371	1.9%	(199)	(14.5)%
Security	1,112	1.6%	1,084	1.5%	(28)	(2.6)%
Stock-based compensation	392	0.6%	470	0.7%	78	16.6%
Accounting and professional fees	1,497	2.1%	1,134	1.6%	(363)	(32.0)%
Repairs and maintenance	1,303	1.8%	1,203	1.7%	(100)	(8.3)%
Other	1,893	2.7%	1,648	2.3%	(245)	(14.9)%
Total selling, general and administrative expenses	$24,704	34.9%	$26,207	36.7%	$1,503	5.7%
Supplies and services increased mainly due to the four new clubs and two Bombshells locations. Insurance expense decreased due to last year's estimated self-insurance reserve. Accounting and professional fees increased mainly due to additional audit procedures performed in relation to the delayed year-end filing.
Depreciation and amortization. Depreciation and amortization increased by $618,000, or 17.3%, during the quarter primarily due to additional assets from last year's club acquisitions and newly opened Bombshells.
Impairments and other charges (gains), net. Impairments and other charges (gains), net changed mainly due the current quarter impairment, the recovery in the current quarter from a previously recorded lawsuit settlement, and the sale of our Bombshells location in Austin, Texas, which was significantly impaired in a prior period, and the insurance recovery for a club razed by fire in last year's first quarter.
Income (Loss) from Operations
For the three months ended December 31, 2025, and 2024, our consolidated operating margin was 15.6% and 19.5%, respectively. Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	Three Months Ended December 31,
	2025	2024
Nightclubs	$18,722	$20,853
Bombshells	(139)	1,945
Other	(150)	(103)
Corporate	(7,397)	(8,789)
	$11,036	$13,906

Excluding certain items, the three months ended December 31, 2025, and 2024 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 25.

	Three Months Ended December 31, 2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$18,722	$(139)	$(150)	$(7,397)	$11,036
Amortization of intangibles	613	—	—	2	615
Impairment of assets	1,163	—	—	—	1,163
Settlement of lawsuits, net of recoveries	(827)	25	—	—	(802)
Stock-based compensation	—	—	—	392	392
Loss on sale of businesses and assets	22	4	—	7	33
Gain on insurance	(177)	—	—	—	(177)
Non-GAAP operating income (loss)	$19,516	$(110)	$(150)	$(6,996)	$12,260

GAAP operating margin	30.0%	(1.7)%	(108.7)%	(10.4)%	15.6%
Non-GAAP operating margin	31.3%	(1.3)%	(108.7)%	(9.9)%	17.3%

	Three Months Ended December 31, 2024
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$20,853	$1,945	$(103)	$(8,789)	$13,906
Amortization of intangibles	574	1	—	5	580
Settlement of lawsuits	179	—	—	—	179
Stock-based compensation	—	—	—	470	470
Loss (gain) on sale of businesses and assets	16	(1,330)	—	(92)	(1,406)
Gain on insurance	(1,017)	—	—	—	(1,017)
Non-GAAP operating income (loss)	$20,605	$616	$(103)	$(8,406)	$12,712

GAAP operating margin	33.8%	20.3%	(59.9)%	(12.3)%	19.5%
Non-GAAP operating margin	33.4%	6.4%	(59.9)%	(11.8)%	17.8%
Other Income/Expenses
Interest expense increased by $198,000, or 4.8%, while interest income decreased by $80,000, or 44.7%, during the quarter. Premium on stock repurchase resulted from the November 2025 block stock buyback. Gain on lease termination was from a settlement of lease obligation related to a closed Bombshells unit in a prior period.
Our total occupancy costs, which we define as the sum of operating lease expense and interest expense, were $6.0 million and $5.8 million for the quarters ended December 31, 2025, and 2024, respectively. As a percentage of revenue, total occupancy costs were 8.5% and 8.0% during the quarters ended December 31, 2025, and 2024, respectively.
Income Taxes
Income tax expense was $1.5 million and $1.8 million during the three months ended December 31, 2025, and 2024, respectively. The effective income tax rate was (50.0)% and 16.9% for the three months ended December 31, 2025, and 2024, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both periods, and the pretax loss and the nondeductible premium on stock repurchase in the current quarter.

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
Non-GAAP Operating Income and Non-GAAP Operating Margin. We calculate non-GAAP operating income and non-GAAP operating margin by excluding the following items from income from operations and operating margin: (a) amortization of intangibles, (b) impairment of assets, (c) settlement of lawsuits, net of recoveries, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, and (f) stock-based compensation. We believe that excluding these items assists investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income or loss attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) settlement of lawsuits, net of recoveries, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) stock-based compensation, (g) premium on stock repurchase, (h) gains or losses on lease termination, and (i) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at approximately 22.8% and 17.7% effective tax rate of the pre-tax non-GAAP income before taxes for the three months ended December 31, 2025, and 2024, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.

Adjusted EBITDA. We calculate adjusted EBITDA by excluding the following items from net income or loss attributable to RCIHH common stockholders: (a) depreciation and amortization, (b) income tax expense, (c) net interest expense, (d) impairment of assets, (e) settlement of lawsuits, net of recoveries, (f) gains or losses on sale of businesses and assets, (g) gains or losses on insurance, (h) stock-based compensation, (i) premium on stock repurchase, and (j) gains or losses on lease termination. We believe that adjusting for such items helps management and investors better understand our operating activities. Adjusted EBITDA provides a core operational performance measurement that compares results without the need to adjust for federal, state and local taxes which have considerable variation between domestic jurisdictions. The results are, therefore, without consideration of financing alternatives of capital employed. We use adjusted EBITDA as one guideline to assess our unleveraged performance return on our investments. Adjusted EBITDA is also the target benchmark for our acquisitions of nightclubs.
We also use certain non-GAAP cash flow measures such as free cash flow. See “Liquidity and Capital Resources” section for further discussion.
The following tables present our non-GAAP performance measures for the three months ended December 31, 2025, and 2024 (in thousands, except per share, number of shares, and percentages):

	Three Months Ended December 31,
	2025	2024
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$(4,734)	$9,024
Income tax expense	1,549	1,847
Interest expense, net	4,251	3,973
Depreciation and amortization	4,187	3,569
Impairment of assets	1,163	—
Settlement of lawsuits, net of recoveries	(802)	179
Stock-based compensation	392	470
Loss (gain) on sale of businesses and assets	33	(1,406)
Gain on insurance	(177)	(1,017)
Premium on stock repurchase	9,885	—
Gain on lease termination	—	(979)
Adjusted EBITDA	$15,747	$15,660

	Three Months Ended December 31,
	2025	2024
Reconciliation of GAAP net income (loss) to non-GAAP net income
Net income (loss) attributable to RCIHH common stockholders	$(4,734)	$9,024
Amortization of intangibles	615	580
Impairment of assets	1,163	—
Settlement of lawsuits, net of recoveries	(802)	179
Stock-based compensation	392	470
Loss (gain) on sale of businesses and assets	33	(1,406)
Gain on insurance	(177)	(1,017)
Premium on stock repurchase	9,885	—
Gain on lease termination	—	(979)
Net income tax effect	(261)	310
Non-GAAP net income	$6,114	$7,161

	Three Months Ended December 31,
	2025	2024
Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings per share
Diluted shares	8,295,880	8,920,774
GAAP diluted earnings (loss) per share	$(0.57)	$1.01
Amortization of intangibles	0.07	0.07
Impairment of assets	0.14	—
Settlement of lawsuits, net of recoveries	(0.10)	0.02
Stock-based compensation	0.05	0.05
Loss (gain) on sale of businesses and assets	0.00	(0.16)
Gain on insurance	(0.02)	(0.11)
Premium on stock repurchase	1.19	0.00
Gain on lease termination	—	(0.11)
Net income tax effect	(0.03)	0.03
Non-GAAP diluted earnings per share	$0.74	$0.80

	Three Months Ended December 31,
	2025	2024
Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$11,036	$13,906
Amortization of intangibles	615	580
Impairment of assets	1,163	—
Settlement of lawsuits, net of recoveries	(802)	179
Stock-based compensation	392	470
Loss (gain) on sale of businesses and assets	33	(1,406)
Gain on insurance	(177)	(1,017)
Non-GAAP operating income	$12,260	$12,712

	Three Months Ended December 31,
	2025	2024
Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	15.6%	19.5%
Amortization of intangibles	0.9%	0.8%
Impairment of assets	1.6%	0.0%
Settlement of lawsuits, net of recoveries	(1.1)%	0.3%
Stock-based compensation	0.6%	0.7%
Loss (gain) on sale of businesses and assets	0.0%	(2.0)%
Gain on insurance	(0.2)%	(1.4)%
Non-GAAP operating income	17.3%	17.8%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At December 31, 2025, our cash and cash equivalents were approximately $28.6 million compared to $33.7 million at September 30, 2025. Because of the large volume of cash we handle, we have very stringent cash controls. As of December 31, 2025, we had negative working capital of $26.3 million compared to a negative working capital of $12.1 million as of September 30, 2025. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Three Months Ended December 31,
	2025	2024
Operating activities	$7,816	$13,344
Investing activities	(1,543)	(4,404)
Financing activities	(11,351)	(6,572)
Net increase (decrease) in cash and cash equivalents	$(5,078)	$2,368
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	Three Months Ended December 31,
	2025	2024
Net income	$(4,649)	$9,065
Depreciation and amortization	4,187	3,569
Impairment of assets	1,163	—
Deferred income tax benefit	—	(389)
Stock-based compensation	392	470
Premium on stock repurchase	9,885	—
Net change in operating assets and liabilities	(3,997)	2,521
Other	835	(1,892)
Net cash provided by operating activities	$7,816	$13,344
Net cash provided by operating activities was lower in the current quarter by 41.4% primarily due to the lower income from operations, higher income taxes paid, and higher payments to settle lawsuits.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	Three Months Ended December 31,
	2025	2024
Payments for property and equipment and intangible assets	$(2,331)	$(5,754)
Proceeds from sale of businesses and assets	600	129
Proceeds from insurance	138	1,150
Proceeds from notes receivable	50	71
Net cash used in investing activities	$(1,543)	$(4,404)
Following is a breakdown of our payments for property and equipment and intangible assets for the three months ended December 31, 2025, and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024
New facilities, equipment, and intangible assets	$1,195	$4,478
Maintenance capital expenditures	1,136	1,276
Total capital expenditures	$2,331	$5,754
The capital expenditures during the quarter ended December 31, 2025, and 2024 were composed mostly of construction projects in progress. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	Three Months Ended December 31,
	2025	2024
Proceeds from debt obligations	$2,253	$2,963
Payments on debt obligations	(4,952)	(5,694)
Payment of loan origination costs	(40)	—
Purchase of treasury stock	(9,831)	(3,218)
Payment of dividends	(545)	(623)
Investment from noncontrolling partner	1,800	—
Payments to noncontrolling interests	(36)	—
Net cash used in financing activities	$(11,351)	$(6,572)
We purchased 74,061 shares of our common stock at an average price of $24.72 during the quarter ended December 31, 2025, while we purchased 66,000 shares of our common stock at an average price of $48.76 during the quarter ended December 31, 2024. As of December 31, 2025, we have approximately $7.3 million authorization remaining to purchase additional shares. On April 2, 2026, the board of directors approved a $20.0 million increase in the Company's share repurchase program. Outside of our open-market stock repurchase program, on November 21, 2025, the Company repurchased in a privately negotiated transaction 821,000 shares of its own common stock from a single stockholder for $30.0 million, paid $8.0 million in cash and $22.0 million under a two-year 12% unsecured promissory note.
We paid $0.07 per share in quarterly dividends during the quarters ended December 31, 2025, and 2024.
We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the quarters ended December 31, 2025, and 2024.

Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	Three Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$7,816	$13,344
Less: Maintenance capital expenditures	1,136	1,276
Free cash flow	$6,680	$12,068
As a % of revenue	9.4%	16.9%
Our free cash flow for the quarter decreased by 44.6% compared to the comparable prior-year period primarily due to the lower income from operations, higher income taxes paid, and higher payments to settle lawsuits.
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
The following table presents a summary of such indicators for the quarters ended December 31 (in thousands, except percentages):

	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Sales of alcoholic beverages	$30,139	(6.4)%	$32,188	(3.4)%	$33,316
Sales of food and merchandise	9,966	(1.4)%	10,106	(6.4)%	10,802
Service revenues	25,811	6.7%	24,181	(3.7)%	25,119
Other	4,912	(1.9)%	5,008	7.2%	4,670
Total revenues	$70,828	(0.9)%	$71,483	(3.3)%	$73,907
Net income (loss) attributable to RCIHH common stockholders	$(4,734)	(152.5)%	$9,024	24.9%	$7,226
Net cash provided by operating activities	$7,816	(41.4)%	$13,344	(2.1)%	$13,633
Adjusted EBITDA*	$15,747	0.6%	$15,660	(10.3)%	$17,467
Free cash flow*	$6,680	(44.6)%	$12,068	(4.6)%	$12,650
Debt (end of period)	$256,428	8.9%	$235,529	0.6%	$234,113
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
As of December 31, 2025, ten of the eleven existing Bombshells restaurants were located in Texas, with one location in Denver, Colorado. As part of managing our free cash flow to fuel growth, we are evaluating our Bombshells program in view of recent performance trends. Currently, we have one Bombshells location that is under construction and do not plan to add anymore locations after that.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2025, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2025.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the interim chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2025. This determination is based on the previously reported material weaknesses management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
In our Annual Report for the year ended September 30, 2025, filed with the SEC on March 19, 2026, management concluded that our internal control over financial reporting was not effective as of September 30, 2025. In the evaluation, management identified material weaknesses in internal control related (1) ineffective design and operation of controls over certain information technology general controls ("ITGCs"), including program change management and vendor management controls; (2) ineffective design and operation of controls, which include management review controls, over the accounting for business combinations and contingent liabilities; and (3) ineffective design and operation of controls, which include management review controls, over the impairment assessments over long-lived assets, definite- and indefinite-lived intangible assets, and goodwill. The identified ITGC control deficiencies resulted from two factors. First, the Company's procedures governing program change management were insufficiently documented, resulting in controls that could not be consistently evidenced. Second, the Company relies on third-party IT service providers for certain key components of the technology infrastructure supporting its financial reporting processes. Specifically, certain service providers supporting applications within the Company's revenue cycle were unable to provide System and Organization Controls ("SOC") reports, thus management was unable to effectively evaluate the design and operating effectiveness of the internal controls maintained by these service providers. Consequently, certain business process controls were determined to be ineffective, limited to the extent those controls rely upon information processed within, or subject to, the control environments of the applicable third-party service providers. These deficiencies may have an impact on our financial statements, account balances, and disclosures. Based on our evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2025.
Remediation Efforts to Address Material Weakness
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

Review of Impairment Assessments over Long-lived Assets, Definite- and Indefinite-lived Intangible Assets, and Goodwill
Given the inherently subjective nature of the assumptions underlying the valuation models used in impairment analyses, management will re-evaluate the review procedures to strengthen the validation and documentation of such assumptions.
Information Technology General Controls
As a result of the material weakness and its ongoing remediation efforts, management is enhancing change monitoring procedures and evaluating alternative procedures where SOC reports are not available for certain third-party application vendors.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See the “Legal Matters” section within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, except for such risks and uncertainties that may result from the additional disclosures in the “Legal Matters” section within Note 9 of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q, which information is incorporated herein by reference. The risks described in the Annual Report on Form 10-K and in this Form 10-Q are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended December 31, 2025, was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 1-31, 2025	—	$—	—	$9,174,873
November 1-30, 2025(3)	852,061	$36.09	31,061	$8,421,628
December 1-31, 2025	43,000	$25.05	43,000	$7,344,376
	895,061	$35.56	74,061
(1)    Prices include any commissions and transaction costs, but exclude a 1% excise tax.
(2)    All shares were purchased pursuant to the repurchase plans approved by the board of directors as disclosed in our most recent Annual Report on Form 10-K.
(3)    Outside of our open-market stock repurchase program, on November 21, 2025, the Company repurchased in a privately negotiated transaction 821,000 shares of its own common stock from a single stockholder for $30.0 million, paid $8.0 million in cash and $22.0 million under a two-year 12% unsecured promissory note.
On April 2, 2026, the board of directors approved a $20.0 million increase in the Company's share repurchase program.

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

101
The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Cash Flows, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Balance Sheets, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: May 7, 2026	By:	/s/ Travis Reese
Travis Reese
Interim Chief Executive Officer and President

Date: May 7, 2026	By:	/s/ Albert Molina
Albert Molina
Interim Chief Financial Officer and Principal Accounting Officer