Form 10-Q
period 2026-03-31
RCI HOSPITALITY HOLDINGS, INC.
filed 2026-05-28
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 22, 2026, 7,644,500 shares of the registrant’s common stock were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,868)	$12,259
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,204	7,345
Impairment of assets	8,433	1,780
Deferred income tax benefit	(2,223)	(1,242)
Stock-based compensation	589	588
Loss (gain) on sale of businesses and assets	184	(1,248)
Amortization of debt discount and issuance costs	265	290
Noncash lease expense	1,479	1,326
Gain on insurance	(187)	(1,150)
Credit loss reversal on notes receivable	(11)	—
Premium on stock repurchase	9,885	—
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	745	1,714
Inventories	112	64
Prepaid expenses, other current and other assets	(1,209)	(530)
Accounts payable, accrued and other liabilities	(3,701)	695
Net cash provided by operating activities	17,697	21,891
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	1,675	1,085
Proceeds from insurance	184	1,150
Proceeds from notes receivable	107	147
Payments for property and equipment and intangible assets	(4,199)	(8,608)
Acquisition of businesses, net of cash acquired	—	(6,000)
Net cash used in investing activities	(2,233)	(12,226)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	2,253	8,396
Payments on debt obligations	(12,785)	(10,321)
Payment of loan origination costs	(40)	(71)
Purchase of treasury stock	(12,269)	(6,114)
Payment of dividends	(1,162)	(1,242)
Investment from noncontrolling partner	1,800	—
Payments to noncontrolling interests	(80)	—
Net cash used in financing activities	(22,283)	(9,352)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,819)	313
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,709	32,350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,890	$32,663
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues
Sales of alcoholic beverages	$28,817	$28,866	$58,956	$61,054
Sales of food and merchandise	9,539	9,411	19,505	19,517
Service revenues	25,448	22,912	51,259	47,093
Other	4,918	4,687	9,830	9,695
Total revenues	68,722	65,876	139,550	137,359
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,231	5,204	10,742	11,050
Food and merchandise sold	3,558	3,182	7,187	6,745
Service and other	16	25	117	97
Total cost of goods sold (exclusive of items shown separately below)	8,805	8,411	18,046	17,892
Salaries and wages	21,242	20,491	42,685	41,055
Selling, general, and administrative	23,197	22,900	47,901	49,107
Depreciation and amortization	4,017	3,776	8,204	7,345
Impairments and other charges (gains), net	7,649	2,127	7,866	(117)
Total operating expenses	64,910	57,705	124,702	115,282
Income from operations	3,812	8,171	14,848	22,077
Other income (expenses)
Interest expense	(4,515)	(4,048)	(8,865)	(8,200)
Interest income	82	139	181	318
Non-operating gains (losses), net	4	—	(9,881)	979
Income (loss) before income taxes	(617)	4,262	(3,717)	15,174
Income tax expense (benefit)	(398)	1,068	1,151	2,915
Net income (loss)	(219)	3,194	(4,868)	12,259
Net loss (income) attributable to noncontrolling interests	(107)	37	(192)	(4)
Net income (loss) attributable to RCIHH common stockholders	$(326)	$3,231	$(5,060)	$12,255

Earnings (loss) per share
Basic and diluted	$(0.04)	$0.36	$(0.63)	$1.38

Weighted average shares used in computing earnings per share
Basic and diluted	7,741,522	8,861,854	8,021,747	8,891,638
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2025	8,684,061	$87	$50,908	$210,106	—	$—	$(222)	$260,879
Purchase of treasury shares	—	—	—	—	(895,061)	(21,946)	—	(21,946)
Canceled treasury shares	(895,061)	(9)	(21,937)	—	895,061	21,946	—	—
Excise tax on stock repurchases	—	—	(219)	—	—	—	—	(219)
Payment of dividends ($0.07 per share)	—	—	—	(545)	—	—	—	(545)
Stock-based compensation	—	—	392	—	—	—	—	392
Investment from noncontrolling partner	—	—	—	(790)	—	—	2,590	1,800
Payments to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Net income (loss)	—	—	—	(4,734)	—	—	85	(4,649)
Balance at December 31, 2025	7,789,000	78	29,144	204,037	—	—	2,417	235,676
Purchase of treasury shares	—	—	—	—	(103,000)	(2,438)	—	(2,438)
Canceled treasury shares	(103,000)	(1)	(2,437)	—	103,000	2,438	—	—
Excise tax on stock repurchases	—	—	(24)	—	—	—	—	(24)
Payment of dividends ($0.08 per share)	—	—	—	(617)	—	—	—	(617)
Stock-based compensation	—	—	197	—	—	—	—	197
Payments to noncontrolling interests	—	—	—	—	—	—	(44)	(44)
Net income (loss)	—	—	—	(326)	—	—	107	(219)
Balance at March 31, 2026	7,686,000	$77	$26,880	$203,094	—	$—	$2,480	$232,531

Balance at September 30, 2024	8,955,000	$90	$61,511	$201,759	—	$—	$(250)	$263,110
Purchase of treasury shares	—	—	—	—	(66,000)	(3,218)	—	(3,218)
Canceled treasury shares	(66,000)	(1)	(3,217)	—	66,000	3,218	—	—
Excise tax on stock repurchases	—	—	(33)	—	—	—	—	(33)
Payment of dividends ($0.07 per share)	—	—	—	(623)	—	—	—	(623)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	9,024	—	—	41	9,065
Balance at December 31, 2024	8,889,000	89	58,731	210,160	—	—	(209)	268,771
Purchase of treasury shares	—	—	—	—	(56,875)	(2,896)	—	(2,896)
Canceled treasury shares	(56,875)	(1)	(2,895)	—	56,875	2,896	—	—
Excise tax on stock repurchases	—	—	(29)	—	—	—	—	(29)
Payment of dividends ($0.07 per share)	—	—	—	(619)	—	—	—	(619)
Stock-based compensation	—	—	118	—	—	—	—	118
Net income (loss)	—	—	—	3,231	—	—	(37)	3,194
Balance at March 31, 2025	8,832,125	$88	$55,925	$212,772	—	$—	$(246)	$268,539
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	March 31, 2026	September 30, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,890	$33,709
Receivables, net	2,627	3,940
Inventories	4,745	4,857
Prepaid expenses and other current assets	6,284	4,968
Assets held for sale	—	3,394
Total current assets	40,546	50,868
Property and equipment, net	278,069	279,027
Operating lease right-of-use assets	24,311	25,781
Notes receivable, net of current portion	4,326	3,849
Goodwill	62,242	62,725
Intangibles, net	162,271	171,948
Other assets	2,627	2,737
Total assets	$574,392	$596,935

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,258	$5,836
Accrued liabilities	30,242	32,607
Current portion of debt obligations, net	33,396	21,198
Current portion of operating lease liabilities	3,379	3,314
Total current liabilities	73,275	62,955
Deferred tax liability, net	19,466	21,689
Debt, net of current portion and debt discount and issuance costs	215,325	214,583
Operating lease liabilities, net of current portion	25,628	27,320
Other long-term liabilities	8,167	9,509
Total liabilities	341,861	336,056
Commitments and contingencies (Note 9)
Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 7,686,000 and 8,684,061 shares issued and outstanding as of March 31, 2026, and September 30, 2025, respectively	77	87
Additional paid-in capital	26,880	50,908
Retained earnings	203,094	210,106
Total RCIHH stockholders’ equity	230,051	261,101
Noncontrolling interests	2,480	(222)
Total equity	232,531	260,879
Total liabilities and equity	$574,392	$596,935
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The September 30, 2025 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2025, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 19, 2026. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.
2. Recent Accounting Standards and Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on our consolidated statements of income in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, as clarified by ASU 2025-01, with early adoption permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of ASU 2024-03 on our financial statement disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which intended to improve the navigability of the guidance in Accounting Standards Codification ("ASC") Topic 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The ASU also addresses the form and content of such financial statements, adds list to ASC 270 of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather to reflect the effects of the SEC's form and content requirements related to interim reporting. The amendments of this ASU are effective to us for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of ASU 2025-11 on our interim reporting financial statement disclosures.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Supplemental Disclosure of Cash Flow Information
The following table sets forth certain cash and noncash activities (in thousands), as follows:

	Six Months Ended March 31,
	2026	2025
Cash paid during the period for:
Interest, net of amounts capitalized	$8,494	$7,890
Income taxes, net of refunds of $17 and $51, respectively	$1,628	$1,568

Noncash investing and financing transactions:
Debt incurred in connection with stock repurchases	$22,000	$—
Debt incurred in connection with acquisition of businesses	$—	$5,000
Note receivable from sale of business	$—	$60
Unpaid excise tax on stock repurchases	$243	$62
Unpaid liabilities on capital expenditures	$312	$1,170
On November 21, 2025, the Company repurchased 821,000 shares of its own common stock from a single stockholder for $30.0 million, paid $8.0 million in cash and $22.0 million under a two-year 12% unsecured promissory note (see Note 7).
Subsequent to the balance sheet date through May 22, 2026, we repurchased 41,500 shares of our common stock at an average price of $24.72 per share.
4. Segment Information
The Company, through its subsidiaries, owns and operates adult nightclubs and Bombshells Restaurants and Bars. The Company has identified such segments based on how the chief operating decision maker assigns management responsibility; how financial information is regularly reviewed; the nature of the Company’s products, services, and costs; regulatory environments; and how resources are allocated. There are no major distinctions in geographical areas served as all operations are in the United States. The Company's chief operating decision maker ("CODM") is its chief executive officer. The Company measures segment profit (loss) as income (loss) from operations. Segment assets are those assets controlled by each reportable segment. The Other category below includes our media and energy drink divisions that are not significant to the consolidated financial statements.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information—continued
Below is the financial information (in thousands) related to the Company’s reportable segments as provided to the CODM:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Revenues
Third party	$60,275	$8,359	$68,634	$57,541	$8,229	$65,770
Intersegment	1,323	—	1,323	1,114	—	1,114
	61,598	8,359	69,957	58,655	8,229	66,884
Reconciliation of revenue
Other revenues, including intersegment			187			171
Elimination of intersegment revenues			(1,422)			(1,179)
Total consolidated revenues			68,722			65,876

Less:
Cost of goods sold, including intersegment	6,733	2,064	8,797	6,512	1,882	8,394
Salaries and wages	14,565	2,817	17,382	14,091	2,791	16,882
Selling, general, and administrative, including intersegment	17,240	4,456	21,696	17,278	4,198	21,476
Depreciation and amortization	3,395	338	3,733	3,158	351	3,509
Impairments and other charges (gains), net	7,584	67	7,651	1,970	159	2,129
Other segment items	—	—	—	—	—	—
Segment income (loss)	12,081	(1,383)	10,698	15,646	(1,152)	14,494

Reconciliation of segment income (loss)
Other loss			(163)			(197)
Interest expense, net			(4,433)			(3,909)
Elimination of intersegment loss			36			11
Unallocated corporate overhead			(6,755)			(6,137)
Consolidated income (loss) before income taxes			$(617)			$4,262

Segment capital expenditures	$1,349	$387	$1,736	$692	$1,727	$2,419

Reconciliation to consolidated capital expenditures
Other operating segments			3			352
Unallocated corporate			129			83
Consolidated capital expenditures			$1,868			$2,854

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information—continued

	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Revenues
Third party	$122,584	$16,740	$139,324	$119,265	$17,816	$137,081
Intersegment	2,646	—	2,646	2,133	—	2,133
	125,230	16,740	141,970	121,398	17,816	139,214
Reconciliation of revenue
Other revenues, including intersegment			398			415
Elimination of intersegment revenues			(2,818)			(2,270)
Total consolidated revenues			139,550			137,359

Less:
Cost of goods sold, including intersegment	13,895	4,051	17,946	13,636	4,174	17,810
Salaries and wages	29,307	5,693	35,000	28,021	5,598	33,619
Selling, general, and administrative, including intersegment	35,242	8,785	44,027	34,946	8,567	43,513
Depreciation and amortization	6,895	753	7,648	6,129	682	6,811
Impairments and other charges (gains), net	7,765	96	7,861	1,148	(1,171)	(23)
Other segment items	—	—	—	—	(979)	(979)
Segment income (loss)	32,126	(2,638)	29,488	37,518	945	38,463

Reconciliation of segment income (loss)
Other loss			(293)			(277)
Interest expense, net			(8,684)			(7,882)
Elimination of intersegment loss (income)			1			(23)
Unallocated corporate overhead			(24,229)			(15,107)
Consolidated income (loss) before income taxes			$(3,717)			$15,174

Segment capital expenditures	$1,933	$1,657	$3,590	$2,246	$5,646	$7,892

Reconciliation to consolidated capital expenditures
Other operating segments			4			437
Unallocated corporate			605			279
Consolidated capital expenditures			$4,199			$8,608

	March 31, 2026			September 30, 2025
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Segment assets	$460,111	$78,138	$538,249	$478,516	$78,877	$557,393

Reconciliation to consolidated total assets
Other operating segments			3,524			3,775
Unallocated corporate			32,619			35,767
Consolidated total assets			$574,392			$596,935
General corporate overhead includes corporate salaries, health insurance and social security taxes for officers, legal, accounting and information technology employees, corporate taxes and insurance, legal and accounting fees, unallocated self-insurance reserve, depreciation and other corporate costs such as automobile and travel costs. Management considers these to be non-allocable costs for segment purposes.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands):

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Nightclubs	Bombshells	Other	Total	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$24,354	$4,463	$—	$28,817	$24,575	$4,291	$—	$28,866
Sales of food and merchandise	5,657	3,882	—	9,539	5,519	3,892	—	9,411
Service revenues	25,444	4	—	25,448	22,870	42	—	22,912
Other revenues	4,820	10	88	4,918	4,577	4	106	4,687
	$60,275	$8,359	$88	$68,722	$57,541	$8,229	$106	$65,876

Recognized at a point in time	$59,485	$8,359	$88	$67,932	$57,129	$8,228	$106	$65,463
Recognized over time*	790	—	—	790	412	1	—	413
	$60,275	$8,359	$88	$68,722	$57,541	$8,229	$106	$65,876

	Six Months Ended March 31, 2026				Six Months Ended March 31, 2025
	Nightclubs	Bombshells	Other	Total	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$50,149	$8,807	$—	$58,956	$51,610	$9,444	$—	$61,054
Sales of food and merchandise	11,593	7,912	—	19,505	11,255	8,262	—	19,517
Service revenues	51,254	5	—	51,259	47,048	45	—	47,093
Other revenues	9,588	16	226	9,830	9,352	65	278	9,695
	$122,584	$16,740	$226	$139,550	$119,265	$17,816	$278	$137,359

Recognized at a point in time	$121,364	$16,740	$226	$138,330	$118,440	$17,814	$278	$136,532
Recognized over time*	1,220	—	—	1,220	825	2	—	827
	$122,584	$16,740	$226	$139,550	$119,265	$17,816	$278	$137,359
* Lease revenue (included in Other Revenues in Nightclubs segment) as covered by ASC 842. All other revenues are covered by ASC 606.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Revenues—continued
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in receivable, net in our unaudited condensed consolidated balance sheets. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2025	Net Consideration Received/Recognized	Recognized in Revenue	Balance at March 31, 2026
Ad revenue	$45	$203	$(172)	$76
Expo revenue	1	225	—	226
VIP cards	—	694	(342)	352
Other	31	37	(35)	33
	$77	$1,159	$(549)	$687
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
6. Selected Account Information
The components of receivables, net are as follows (in thousands):

	March 31, 2026	September 30, 2025
Credit card receivables	$1,564	$1,637
Income tax refundable	—	951
ATM in-transit	376	374
Current portion of notes receivable	210	320
Other (net of allowance for doubtful accounts of $112 and $91, respectively)	477	658
Total receivables, net	$2,627	$3,940
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Selected Account Information—continued
The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31, 2026	September 30, 2025
Prepaid insurance	$4,411	$3,367
Prepaid legal	194	123
Prepaid taxes and licenses	727	498
Prepaid rent	148	324
Other	804	656
Total prepaid expenses and other current assets	$6,284	$4,968
The components of accrued liabilities are as follows (in thousands):

	March 31, 2026	September 30, 2025
Legal fees	$6,922	$9,366
Insurance	2,901	1,600
Payroll and related costs	5,134	4,930
Property taxes	1,928	3,501
Sales and liquor taxes	2,326	2,303
Lawsuit settlement	2,789	4,173
Estimated self-insurance liability	2,555	2,555
Construction in progress	308	464
Patron tax	1,076	1,078
Income taxes	795	—
Interest	630	524
Unearned revenues	687	77
Other	2,191	2,036
Total accrued liabilities	$30,242	$32,607
The components of other long-term liabilities are as follows (in thousands):

	March 31, 2026	September 30, 2025
Estimated self-insurance liability	$7,008	$7,008
Advances from creditors	—	1,250
Other	1,159	1,251
Total other long-term liabilities	$8,167	$9,509

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Selected Account Information—continued
The components of selling, general, and administrative expenses are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Taxes and permits	$3,623	$3,418	$7,216	$7,246
Advertising and marketing	2,703	2,601	5,733	5,563
Supplies and services	2,662	2,468	5,445	4,956
Insurance	2,507	2,823	5,225	8,106
Legal	1,162	1,369	2,369	2,755
Lease	1,590	1,537	3,241	3,139
Charge card fees	1,968	1,650	3,923	3,398
Utilities	1,606	1,508	3,176	2,879
Security	1,066	1,018	2,178	2,102
Stock-based compensation	197	118	589	588
Accounting and professional fees	932	1,177	2,429	2,311
Repairs and maintenance	1,404	1,288	2,707	2,491
Other	1,777	1,925	3,670	3,573
Total selling, general, and administrative expenses	$23,197	$22,900	$47,901	$49,107
The components of impairments and other charges (gains), net are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Impairment of assets	$7,270	$1,780	$8,433	$1,780
Settlement of lawsuits, net of recoveries (Notes 5 and 9)	207	127	(595)	306
Loss (gain) on sale of businesses and assets	218	220	251	(1,186)
Gain on insurance	(46)	—	(223)	(1,017)
Total impairments and other charges (gains), net	$7,649	$2,127	$7,866	$(117)
The components of non-operating gains (losses), net are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Premium on stock repurchase	$—	$—	$(9,885)	$—
Gain on lease termination	—	—	—	979
Other	4	—	4	—
Non-operating gains (losses), net	$4	$—	$(9,881)	$979

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
Future maturities of debt obligations as of March 31, 2026, are as follows (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
April 2026 - March 2027	$27,374	$6,500	$33,874
April 2027 - March 2028	23,694	10,548	34,242
April 2028 - March 2029	17,645	9,451	27,096
April 2029 - March 2030	19,043	—	19,043
April 2030 - March 2031	15,306	—	15,306
Thereafter	35,288	86,060	121,348
	$138,350	$112,559	$250,909
On May 15, 2026, in relation to eleven 12% unsecured promissory notes included in the above-mentioned debt modification on October 1, 2025, the Company extended several notes and added one new investor note to mature in October 2028, which total principal amount to $2.55 million. Several of those notes did not extend and were paid off amounting to $1.6 million. The promissory notes continue to bear a 12% annual interest rate with interest-only monthly installments until full balance at maturity.
8. Income Taxes
Income tax was a $398,000 benefit and a $1.1 million expense during the three months ended March 31, 2026, and 2025, respectively. The effective income tax rate was approximately 64.5% and 25.1% for the three months ended March 31, 2026, and 2025, respectively. Income tax expense was $1.2 million and $2.9 million during the six months ended March 31, 2026, and 2025, respectively. The effective income tax rate was approximately 31.0% and 19.2% for the six months ended March 31, 2026, and 2025, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the impact of the nondeductible premium on stock repurchase on a pretax loss during the current year, particularly a low pretax loss in the current quarter.
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
The retrial was held in June 2025. The jury found Mr. Panameno 94% responsible and JAI Phoenix 6% responsible. The jury awarded total damages of $5.1 million and punitive damages of $125,000. Based on the jury’s allocation of fault, JAI Phoenix is responsible for $332,884 of the total award. Plaintiffs have filed an appeal in May 2026. The Company intends to vigorously defend against this action.
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
The Company recorded lawsuit settlements incurred, net of recoveries, amounting to net settlements of $207,000 and net recoveries of $595,000 for the three and six months ended March 31, 2026, respectively, and net settlements of $127,000 and $306,000 for the three and six months ended March 31, 2025, respectively. As of March 31, 2026, and September 30, 2025, the Company has accrued $2.8 million and $4.2 million, respectively, related to settlement of lawsuits, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Related Party Transactions
Presently, our director and former Chairman, President, and CEO, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of March 31, 2026, and September 30, 2025, was $135.2 million and $139.6 million, respectively.
Included in the debt balance as of March 31, 2026, and September 30, 2025, is a note borrowed from a related party for $350,000 and $150,000, respectively, from a brother of the Company's former CFO, Bradley Chhay, in which the terms of the note is the same as the rest of the lender group.
We used the services of Tall Oak Custom Furniture and Nottingham Barrels and Furniture, previously Nottingham Creations, all furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Tall Oak Custom Furniture and Nottingham Barrels and Furniture are owned by a brother of Eric Langan (as was Nottingham Creations). Amounts billed to us for goods and services provided by Tall Oak Custom Furniture, Nottingham Barrels and Furniture, and Nottingham Creations were $0 and $3,974 during the three months ended March 31, 2026, and 2025, respectively, and $0 and $6,754 during the six months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, and September 30, 2025, we owed Tall Oak Custom Furniture, Nottingham Barrels and Furniture, and Nottingham Creations $0 and $3,312, respectively, in unpaid billings.
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2026 and 2025. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three months ended March 31, 2026, and 2025, respectively, and $0 and $0 for the six months ended March 31, 2026, and 2025, respectively. Amounts billed directly to the Company were $7,550 and $681 for the three months ended March 31, 2026, and 2025, respectively, and $7,550 and $1,401 for the six months ended March 31, 2026, and 2025. As of March 31, 2026, and September 30, 2025, the Company owed TW Mechanical $6,565 and $0, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and six months ended March 31, 2026, and 2025 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating lease expense – fixed payments	$1,154	$1,079	$2,310	$2,188
Variable lease expense	351	364	755	759
Short-term and other lease expense (includes $89 and $89 recorded in advertising and marketing for the three months ended March 31, 2026, and 2025, respectively, and $183 and $191 for the six months ended March 31, 2026, and 2025, respectively; and $190 and $133 recorded in repairs and maintenance for the three months ended March 31, 2026, and 2025, respectively, and $343 and $275 for the six months ended March 31, 2026, and 2025, respectively; see Note 6)	364	316	702	658
Total lease expense, net	$1,869	$1,759	$3,767	$3,605

Other information:
Operating cash outflows from operating leases	$1,946	$1,821	$3,915	$3,779
Weighted average remaining lease term – operating leases			8.6 years	9.3 years
Weighted average discount rate – operating leases			5.8%	5.7%
Future maturities of operating lease liabilities as of March 31, 2026, are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
April 2026 - March 2027	$3,379	$1,516	$4,895
April 2027 - March 2028	3,003	1,325	4,328
April 2028 - March 2029	2,814	1,155	3,969
April 2029 - March 2030	2,659	985	3,644
April 2030 - March 2031	2,469	841	3,310
Thereafter	14,683	2,067	16,750
	$29,007	$7,889	$36,896
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
Through our subsidiaries, as of March 31, 2026, we operated a total of 67 establishments that offer live adult entertainment and sports bars and restaurants. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
During the three months ended March 31, 2026, there were no significant changes in our accounting policies and estimates.

Results of Operations
Highlights of the Company's operating results and cash flows are as follows, as compared to the same period of the prior year (all throughout the MD&A, unless stated otherwise):
Second Quarter Ended March 31, 2026
•Total revenues were $68.7 million compared to $65.9 million, a 4.3% increase (Nightclubs revenue of $60.3 million compared to $57.5 million, a 4.8% increase; and Bombshells revenue of $8.4 million compared to $8.2 million, a 1.6% increase)
•Consolidated same-store sales decreased by 1.9% (Nightclubs decreased by 0.7%, while Bombshells decreased by 11.1%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) of $0.04 loss compared to $0.36 income
•Non-GAAP diluted EPS* of $0.78 compared to $0.65
•Net cash provided by operating activities of $9.9 million compared to $8.5 million, a 15.6% increase
•Free cash flow* of $8.4 million compared to $6.9 million, a 21.4% increase
Year-to-Date Period Ended March 31, 2026
•Total revenues were $139.6 million compared to $137.4 million, a 1.6% increase (Nightclubs revenue of $122.6 million compared to $119.3 million, a 2.8% increase; and Bombshells revenue of $16.7 million compared to $17.8 million, an 6.0% decrease)
•Consolidated same-store sales decreased by 5.0% (Nightclubs decreased by 3.3%, while Bombshells decreased by 16.7%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted EPS of $0.63 loss compared to $1.38 income
•Non-GAAP diluted EPS* of $1.52 compared to $1.46
•Net cash provided by operating activities of $17.7 million compared to $21.9 million, a 19.2% decrease
•Free cash flow* of $15.1 million compared to $19.0 million, a 20.5% decrease
* Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.
Revenues
Consolidated revenues for the second quarter increased by $2.8 million, or 4.3%, versus the comparable prior-year quarter due primarily to a $3.4 million increase in sales from new locations and a $1.2 million increase from reformatted/rebranded locations, partially offset by a $1.2 million impact of the decrease in consolidated same-stores sales and a $500,000 impact of closed locations.
Consolidated revenues for the six months increased by $2.2 million, or 1.6%, versus the comparable prior-year six-month period due primarily to a $8.4 million increase in sales from new locations and a $2.3 million increase from reformatted/rebranded locations, partially offset by a $6.5 million impact of the decrease in consolidated same-stores sales and a $1.9 million impact of closed locations.

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
Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended March 31, 2026	Mix	Three Months Ended March 31, 2025	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$24,354	40.4%	$24,575	42.7%	$(221)	(0.9)%
Sales of food and merchandise	5,657	9.4%	5,519	9.6%	138	2.5%
Service revenues	25,444	42.2%	22,870	39.7%	2,574	11.3%
Other revenues	4,820	8.0%	4,577	8.0%	243	5.3%
	60,275	100.0%	57,541	100.0%	2,734	4.8%
Bombshells
Sales of alcoholic beverages	4,463	53.4%	4,291	52.1%	172	4.0%
Sales of food and merchandise	3,882	46.4%	3,892	47.3%	(10)	(0.3)%
Service revenues	4	0.0%	42	0.5%	(38)	(90.5)%
Other revenues	10	0.1%	4	0.0%	6	150.0%
	8,359	100.0%	8,229	100.0%	130	1.6%
Other
Other revenues	88	100.0%	106	100.0%	(18)	(17.0)%
	$68,722		$65,876		$2,846	4.3%

	Six Months Ended March 31, 2026	Mix	Six Months Ended March 31, 2025	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$50,149	40.9%	$51,610	43.3%	$(1,461)	(2.8)%
Sales of food and merchandise	11,593	9.5%	11,255	9.4%	338	3.0%
Service revenues	51,254	41.8%	47,048	39.4%	4,206	8.9%
Other revenues	9,588	7.8%	9,352	7.8%	236	2.5%
	122,584	100.0%	119,265	100.0%	3,319	2.8%
Bombshells
Sales of alcoholic beverages	8,807	52.6%	9,444	53.0%	(637)	(6.7)%
Sales of food and merchandise	7,912	47.3%	8,262	46.4%	(350)	(4.2)%
Service revenues	5	0.0%	45	0.3%	(40)	(88.9)%
Other revenues	16	0.1%	65	0.4%	(49)	(75.4)%
	16,740	100.0%	17,816	100.0%	(1,076)	(6.0)%
Other
Other revenues	226	100.0%	278	100.0%	(52)	(18.7)%
	$139,550		$137,359		$2,191	1.6%

Nightclubs revenues increased by 4.8% during the second quarter compared to the same quarter last year primarily due to the $2.4 million contribution of newly acquired clubs and $1.2 million from clubs that have been reformatted and/or rebranded, partially offset by the $358,000 impact of the decrease in same-store sales and the $500,000 impact of closed clubs. For clubs that were open enough days to qualify as a same-store location (refer to the definition of same-store sales in the preceding paragraph), sales decreased by 0.7%. By type of revenue, alcoholic beverage sales decreased by 0.9%, food, merchandise and other revenue increased by 3.8%, while service revenues increased by 11.3%.
During the six-month period, Nightclubs revenues increased by 2.8% mainly due to the $5.6 million contribution of newly acquired clubs and $2.3 million from clubs that have been reformatted and/or rebranded, partially offset by the $3.8 million impact of the decrease in same-store sales and the $756,000 impact of closed clubs. By type of revenue, alcoholic beverage sales decreased by 2.8%, food, merchandise and other revenue increased by 2.8%, while service revenues increased by 8.9%.
Bombshells second quarter revenues increased by 1.6% primarily due to sales from a new location, partially offset by the decline in same-store sales. By type of revenue, food and merchandise sales decreased by 0.3%, while alcoholic beverage sales increased by 4.0%.
During the six-month period, Bombshells revenues decreased by 6.0%. This was mainly caused by a $2.7 million decrease in same-store sales and a $1.2 million decrease from closed locations, partially offset by a $2.8 million contribution from new locations. By type of revenue, alcoholic beverage sales decreased by 6.7% while food, merchandise and other decreased by 5.2%.
Operating Expenses
Total operating expenses, as a percent of revenues, increased to 94.5% from 87.6% from last year’s second quarter, and increased to 89.4% from 83.9% for the six-month period. Year-over-year change was a $7.2 million decrease, or 12.5%, for the quarter and a $9.4 million increase, or 8.2%, for the six months. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the second quarter increased by $394,000, or 4.7%, and increased by $154,000, or 0.9%, for the six-month period mainly due to higher sales. As a percent of total revenues, cost of goods sold was flat at 12.8% during the quarter and decreased to 12.9% from 13.0% during the six-month period mainly due to shift in sales mix to higher-margin service revenues. Nightclubs cost of goods sold during the quarter decreased to 11.2% from 11.3% and for the six months decreased to 11.3% from 11.4%. Bombshells cost of goods sold increased to 24.7% from 22.9% during the quarter and increased to 24.2% from 23.4% during the six months.
Cost of goods sold by segment is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Nightclubs	$6,733	$6,512	$13,895	$13,636
Bombshells	2,064	1,882	4,051	4,174
Other	8	17	100	82
	$8,805	$8,411	$18,046	$17,892

Salaries and wages. Salaries and wages increased by $751,000, or 3.7%, for the quarter and increased by $1.6 million, or 4.0%, for the six-month period mainly due to new clubs and Bombshells units. As a percent of total revenues, salaries and wages decreased to 30.9% from 31.1% for the quarter and increased to 30.6% from 29.9% for the six months. During the quarter, Nightclubs decreased to 24.2% from 24.5%, Bombshells decreased to 33.7% from 33.9%, while Corporate increased to 5.4% from 5.3%. During the six-month period, Nightclubs increased to 23.9% from 23.5%, Bombshells increased to 34.0% from 31.4%, and Corporate increased to 5.3% from 5.2%.
Salaries and wages by segment are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Nightclubs	$14,565	$14,091	$29,307	$28,021
Bombshells	2,817	2,791	5,693	5,598
Other	122	135	220	240
Corporate	3,738	3,474	7,465	7,196
	$21,242	$20,491	$42,685	$41,055
Selling, general, and administrative expenses. Total selling, general, and administrative expenses increased by $297,000, or 1.3%, for the quarter and decreased by $1.2 million, or 2.5%, for the six-month period. Dollar amounts in the tables below are in thousands, except percentages.

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$3,623	5.3%	$3,418	5.2%	$(205)	(6.0)%
Advertising and marketing	2,703	3.9%	2,601	3.9%	(102)	(3.9)%
Supplies and services	2,662	3.9%	2,468	3.7%	(194)	(7.9)%
Insurance	2,507	3.6%	2,823	4.3%	316	11.2%
Legal	1,162	1.7%	1,369	2.1%	207	15.1%
Lease	1,590	2.3%	1,537	2.3%	(53)	(3.4)%
Charge card fees	1,968	2.9%	1,650	2.5%	(318)	(19.3)%
Utilities	1,606	2.3%	1,508	2.3%	(98)	(6.5)%
Security	1,066	1.6%	1,018	1.5%	(48)	(4.7)%
Stock-based compensation	197	0.3%	118	0.2%	(79)	(66.9)%
Accounting and professional fees	932	1.4%	1,177	1.8%	245	20.8%
Repairs and maintenance	1,404	2.0%	1,288	2.0%	(116)	(9.0)%
Other	1,777	2.6%	1,925	2.9%	148	7.7%
Total selling, general, and administrative expenses	$23,197	33.8%	$22,900	34.8%	$(297)	(1.3)%

	Six Months Ended March 31, 2026		Six Months Ended March 31, 2025		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$7,216	5.2%	$7,246	5.3%	$30	0.4%
Advertising and marketing	5,733	4.1%	5,563	4.0%	(170)	(3.1)%
Supplies and services	5,445	3.9%	4,956	3.6%	(489)	(9.9)%
Insurance	5,225	3.7%	8,106	5.9%	2,881	35.5%
Legal	2,369	1.7%	2,755	2.0%	386	14.0%
Lease	3,241	2.3%	3,139	2.3%	(102)	(3.2)%
Charge card fees	3,923	2.8%	3,398	2.5%	(525)	(15.5)%
Utilities	3,176	2.3%	2,879	2.1%	(297)	(10.3)%
Security	2,178	1.6%	2,102	1.5%	(76)	(3.6)%
Stock-based compensation	589	0.4%	588	0.4%	(1)	(0.2)%
Accounting and professional fees	2,429	1.7%	2,311	1.7%	(118)	(5.1)%
Repairs and maintenance	2,707	1.9%	2,491	1.8%	(216)	(8.7)%
Other	3,670	2.6%	3,573	2.6%	(97)	(2.7)%
Total selling, general, and administrative expenses	$47,901	34.3%	$49,107	35.8%	$1,206	2.5%
Insurance expense decreased due to last year's estimated self-insurance reserve. Charge card fees, supplies and services, utilities, and repairs and maintenance increased due to increase in sales.
Selling, general, and administrative expenses by segment are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Nightclubs	$17,240	$17,278	$35,242	$34,946
Bombshells	3,340	3,291	6,553	6,833
Other	69	123	165	226
Corporate	2,548	2,208	5,941	7,102
	$23,197	$22,900	$47,901	$49,107
Depreciation and amortization. Depreciation and amortization increased by $241,000, or 6.4%, during the quarter and increased by $859,000, or 11.7%, during the six-month period primarily due to additional assets from last year's club acquisitions and newly opened Bombshells.
Depreciation and amortization by segment are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Nightclubs	$3,395	$3,158	$6,895	$6,129
Bombshells	338	351	753	682
Other	1	2	3	4
Corporate	283	265	553	530
	$4,017	$3,776	$8,204	$7,345

Impairments and other charges (gains), net. Impairments and other charges (gains), net changed mainly due to impairment of assets, the recovery in the current quarter from a previously recorded lawsuit settlement, and the sale of our Bombshells location in Austin, Texas, which was significantly impaired in a prior period, and the insurance recovery for a club razed by fire in last year's first quarter.
By segment, impairment and other charges (gains), net are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Nightclubs	$7,584	$1,970	$7,765	$1,148
Bombshells	67	159	96	(1,171)
Other	—	—	—	—
Corporate	(2)	(2)	5	(94)
	$7,649	$2,127	$7,866	$(117)
Income (Loss) from Operations
For the three and six months ended March 31, 2026, and 2025, our consolidated operating margin was 5.5% and 12.4%, and 10.6% and 16.1%, respectively. Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Nightclubs	$10,758	$14,532	$29,480	$35,385
Bombshells	(267)	(245)	(406)	1,700
Other	(112)	(171)	(262)	(274)
Corporate	(6,567)	(5,945)	(13,964)	(14,734)
	$3,812	$8,171	$14,848	$22,077

Excluding certain items, the three months ended March 31, 2026, and 2025 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 31.

	Three Months Ended March 31, 2026
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$10,758	$(267)	$(112)	$(6,567)	$3,812
Amortization of intangibles	618	—	—	2	620
Impairment of assets	7,270	—	—	—	7,270
Settlement of lawsuits, net of recoveries	142	65	—	—	207
Stock-based compensation	—	—	—	197	197
Loss (gain) on sale of businesses and assets	218	2	—	(2)	218
Gain on insurance	(46)	—	—	—	(46)
Non-GAAP operating income (loss)	$18,960	$(200)	$(112)	$(6,370)	$12,278

GAAP operating margin	17.8%	(3.2)%	(127.3)%	(9.6)%	5.5%
Non-GAAP operating margin	31.5%	(2.4)%	(127.3)%	(9.3)%	17.9%

	Three Months Ended March 31, 2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$14,532	$(245)	$(171)	$(5,945)	$8,171
Amortization of intangibles	572	1	—	4	577
Impairment of assets	1,780	—	—	—	1,780
Settlement of lawsuits	97	30	—	—	127
Stock-based compensation	—	—	—	118	118
Loss (gain) on sale of businesses and assets	93	129	—	(2)	220
Gain on insurance	—	—	—	—	—
Non-GAAP operating income (loss)	$17,074	$(85)	$(171)	$(5,825)	$10,993

GAAP operating margin	25.3%	(3.0)%	(161.3)%	(9.0)%	12.4%
Non-GAAP operating margin	29.7%	(1.0)%	(161.3)%	(8.8)%	16.7%

Excluding certain items, the six months ended March 31, 2026, and 2025 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands).

	Six Months Ended March 31, 2026
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$29,480	$(406)	$(262)	$(13,964)	$14,848
Amortization of intangibles	1,231	—	—	4	1,235
Impairment of assets	8,433	—	—	—	8,433
Settlement of lawsuits, net of recoveries	(685)	90	—	—	(595)
Stock-based compensation	—	—	—	589	589
Loss on sale of businesses and assets	240	6	—	5	251
Gain on insurance	(223)	—	—	—	(223)
Non-GAAP operating income (loss)	$38,476	$(310)	$(262)	$(13,366)	$24,538

GAAP operating margin	24.0%	(2.4)%	(115.9)%	(10.0)%	10.6%
Non-GAAP operating margin	31.4%	(1.9)%	(115.9)%	(9.6)%	17.6%

	Six Months Ended March 31, 2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$35,385	$1,700	$(274)	$(14,734)	$22,077
Amortization of intangibles	1,146	2	—	9	1,157
Impairment of assets	1,780	—	—	—	1,780
Settlement of lawsuits	276	30	—	—	306
Stock-based compensation	—	—	—	588	588
Loss (gain) on sale of businesses and assets	109	(1,201)	—	(94)	(1,186)
Gain on insurance	(1,017)	—	—	—	(1,017)
Non-GAAP operating income (loss)	$37,679	$531	$(274)	$(14,231)	$23,705

GAAP operating margin	29.7%	9.5%	(98.6)%	(10.7)%	16.1%
Non-GAAP operating margin	31.6%	3.0%	(98.6)%	(10.4)%	17.3%
Other Income/Expenses
Interest expense increased by $467,000, or 11.5%, while interest income decreased by $57,000, or 41.0%, during the quarter. Interest expense increased by $665,000, or 8.1%, while interest income decreased by $137,000, or 43.1%, during the six-month period. Non-operating gains and losses include premium on stock repurchase and gain on lease termination. Premium on stock repurchase resulted from the November 2025 block stock buyback. Gain on lease termination was from a settlement of lease obligation related to a closed Bombshells unit in a prior period.
Our total occupancy costs, which we define as the sum of operating lease expense and interest expense, were $6.1 million and $5.6 million for the quarters ended March 31, 2026, and 2025, respectively. As a percentage of revenue, total occupancy costs were 8.9% and 8.5% during the quarters ended March 31, 2026, and 2025, respectively. Total occupancy costs were $12.1 million and $11.3 million for the six months ended March 31, 2026, and 2025, respectively. As a percentage of revenue, total occupancy costs were 8.7% and 8.3% during the six months ended March 31, 2026, and 2025, respectively.

Income Taxes
Income tax was a $398,000 benefit and a $1.1 million expense during the three months ended March 31, 2026, and 2025, respectively. The effective income tax rate was approximately 64.5% and 25.1% for the three months ended March 31, 2026, and 2025, respectively. Income tax expense was $1.2 million and $2.9 million during the six months ended March 31, 2026, and 2025, respectively. The effective income tax rate approximately was 31.0% and 19.2% for the six months ended March 31, 2026, and 2025, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the impact of the nondeductible premium on stock repurchase on a pretax loss during the current year, particularly a low pretax loss in the current quarter.
Non-GAAP Financial Measures
In addition to our financial information presented in accordance with GAAP, management uses certain non-GAAP financial measures, within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because they describe the operating performance of the Company and help management and investors gauge our ability to generate cash flow, excluding (or including) some items that management believes are not representative of the ongoing business operations of the Company, but are included in (or excluded from) the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income or loss attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) settlement of lawsuits, net of recoveries, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) stock-based compensation, (g) premium on stock repurchase, (h) gains or losses on lease termination, and (i) the income tax effect of the above-described adjustments. Included in the income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at approximately 22.3% and 18.1% effective tax rate of the pre-tax non-GAAP income before taxes for the six months ended March 31, 2026, and 2025, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
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
The following tables present our non-GAAP performance measures for the three and six months ended March 31, 2026, and 2025 (in thousands, except per share, number of shares, and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Reconciliation of GAAP net income (loss) to Adjusted EBITDA
Net income (loss) attributable to RCIHH common stockholders	$(326)	$3,231	$(5,060)	$12,255
Income tax expense (benefit)	(398)	1,068	1,151	2,915
Interest expense, net	4,433	3,909	8,684	7,882
Depreciation and amortization	4,017	3,776	8,204	7,345
Impairment of assets	7,270	1,780	8,433	1,780
Settlement of lawsuits, net of recoveries	207	127	(595)	306
Stock-based compensation	197	118	589	588
Loss (gain) on sale of businesses and assets	218	220	251	(1,186)
Gain on insurance	(46)	—	(223)	(1,017)
Premium on stock repurchase	—	—	9,885	—
Gain on lease termination	—	—	—	(979)
Adjusted EBITDA	$15,572	$14,229	$31,319	$29,889
Adjusted EBITDA as a percentage of revenues	22.7%	21.6%	22.4%	21.8%

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Reconciliation of GAAP net income (loss) to non-GAAP net income
Net income (loss) attributable to RCIHH common stockholders	$(326)	$3,231	$(5,060)	$12,255
Amortization of intangibles	620	577	1,235	1,157
Impairment of assets	7,270	1,780	8,433	1,780
Settlement of lawsuits, net of recoveries	207	127	(595)	306
Stock-based compensation	197	118	589	588
Loss (gain) on sale of businesses and assets	218	220	251	(1,186)
Gain on insurance	(46)	—	(223)	(1,017)
Premium on stock repurchase	—	—	9,885	—
Gain on lease termination	—	—	—	(979)
Net income tax effect	(2,075)	(263)	(2,336)	47
Non-GAAP net income	$6,065	$5,790	$12,179	$12,951

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Reconciliation of GAAP diluted earnings (loss) per share to non-GAAP diluted earnings per share
Diluted shares	7,741,522	8,861,854	8,021,747	8,891,638
GAAP diluted earnings (loss) per share	$(0.04)	$0.36	$(0.63)	$1.38
Amortization of intangibles	0.08	0.07	0.15	0.13
Impairment of assets	0.94	0.20	1.05	0.20
Settlement of lawsuits, net of recoveries	0.03	0.01	(0.07)	0.03
Stock-based compensation	0.03	0.01	0.07	0.07
Loss (gain) on sale of businesses and assets	0.03	0.02	0.03	(0.13)
Gain on insurance	(0.01)	—	(0.03)	(0.11)
Premium on stock repurchase	—	—	1.23	—
Gain on lease termination	—	—	—	(0.11)
Net income tax effect	(0.27)	(0.03)	(0.29)	0.01
Non-GAAP diluted earnings per share	$0.78	$0.65	$1.52	$1.46

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$3,812	$8,171	$14,848	$22,077
Amortization of intangibles	620	577	1,235	1,157
Impairment of assets	7,270	1,780	8,433	1,780
Settlement of lawsuits, net of recoveries	207	127	(595)	306
Stock-based compensation	197	118	589	588
Loss (gain) on sale of businesses and assets	218	220	251	(1,186)
Gain on insurance	(46)	—	(223)	(1,017)
Non-GAAP operating income	$12,278	$10,993	$24,538	$23,705

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	5.5%	12.4%	10.6%	16.1%
Amortization of intangibles	0.9%	0.9%	0.9%	0.8%
Impairment of assets	10.6%	2.7%	6.0%	1.3%
Settlement of lawsuits, net of recoveries	0.3%	0.2%	(0.4)%	0.2%
Stock-based compensation	0.3%	0.2%	0.4%	0.4%
Loss (gain) on sale of businesses and assets	0.3%	0.3%	0.2%	(0.9)%
Gain on insurance	(0.1)%	—%	(0.2)%	(0.7)%
Non-GAAP operating income	17.9%	16.7%	17.6%	17.3%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At March 31, 2026, our cash and cash equivalents were approximately $26.9 million compared to $33.7 million at September 30, 2025. Because of the large volume of cash we handle, we have very stringent cash controls. As of March 31, 2026, we had negative working capital of $32.7 million compared to a negative working capital of $12.1 million as of September 30, 2025. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended March 31,
	2026	2025
Operating activities	$17,697	$21,891
Investing activities	(2,233)	(12,226)
Financing activities	(22,283)	(9,352)
Net increase (decrease) in cash and cash equivalents	$(6,819)	$313
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	Six Months Ended March 31,
	2026	2025
Net income (loss)	$(4,868)	$12,259
Depreciation and amortization	8,204	7,345
Impairment of assets	8,433	1,780
Deferred income tax benefit	(2,223)	(1,242)
Stock-based compensation	589	588
Premium on stock repurchase	9,885	—
Net change in operating assets and liabilities	(4,053)	1,943
Other	1,730	(782)
Net cash provided by operating activities	$17,697	$21,891
Net cash provided by operating activities was lower in the current six-month period by 19.2% primarily due to the higher vendor payments and higher interest expense paid, partially offset by higher cash collection from sales.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	Six Months Ended March 31,
	2026	2025
Payments for property and equipment and intangible assets	$(4,199)	$(8,608)
Acquisition of businesses	—	(6,000)
Proceeds from sale of businesses and assets	1,675	1,085
Proceeds from insurance	184	1,150
Proceeds from notes receivable	107	147
Net cash used in investing activities	$(2,233)	$(12,226)
Following is a breakdown of our payments for property and equipment and intangible assets for the six months ended March 31, 2026, and 2025 (in thousands):

	Six Months Ended March 31,
	2026	2025
New facilities, equipment, and intangible assets	$1,601	$5,721
Maintenance capital expenditures	2,598	2,887
Total capital expenditures	$4,199	$8,608
The capital expenditures during the quarter ended March 31, 2026, and 2025 were composed mostly of construction projects in progress. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	Six Months Ended March 31,
	2026	2025
Proceeds from debt obligations	$2,253	$8,396
Payments on debt obligations	(12,785)	(10,321)
Payment of loan origination costs	(40)	(71)
Purchase of treasury stock	(12,269)	(6,114)
Payment of dividends	(1,162)	(1,242)
Investment from noncontrolling partner	1,800	—
Payments to noncontrolling interests	(80)	—
Net cash used in financing activities	$(22,283)	$(9,352)
We purchased 177,061 shares of our common stock in the open market at an average price of $24.11 during the six months ended March 31, 2026, while we purchased 122,875 shares of our common stock in the open market at an average price of $49.76 during the six months ended March 31, 2025. As of March 31, 2026, we have approximately $4.9 million authorization remaining to purchase additional shares. On April 2, 2026, our board of directors approved a $20.0 million increase in the Company's share repurchase program. Outside of our open-market stock repurchase program, on November 21, 2025, the Company repurchased in a privately negotiated transaction 821,000 shares of its own common stock from a single stockholder for $30.0 million, paid $8.0 million in cash and $22.0 million under a two-year 12% unsecured promissory note.

We paid $0.08 per share in quarterly dividends during the quarter ended March 31, 2026, while we paid $0.07 per share in quarterly dividends during each of the quarters ended December 31, 2024, March 31, 2025, and December 31, 2025.
We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the six months ended March 31, 2026, and 2025.
Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	Six Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$17,697	$21,891
Less: Maintenance capital expenditures	2,598	2,887
Free cash flow	$15,099	$19,004
Free cash flow as a percentage of revenues	10.8%	13.8%
Our free cash flow for the quarter decreased by 20.5% compared to the comparable prior-year period primarily due to the higher vendor payments and higher interest expense paid, partially offset by higher cash collection from sales and lower maintenance capital expenditures.
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

The following table presents a summary of such indicators for the six months ended March 31 (in thousands, except percentages):

	2026	Increase (Decrease)	2025	Increase (Decrease)	2024
Sales of alcoholic beverages	$58,956	(3.4)%	$61,054	(7.8)%	$66,223
Sales of food and merchandise	19,505	(0.1)%	19,517	(10.8)%	21,870
Service revenues	51,259	8.8%	47,093	(3.3)%	48,683
Other	9,830	1.4%	9,695	3.0%	9,414
Total revenues	$139,550	1.6%	$137,359	(6.0)%	$146,190
Net income (loss) attributable to RCIHH common stockholders	$(5,060)	(141.3)%	$12,255	53.2%	$8,000
Net cash provided by operating activities	$17,697	(19.2)%	$21,891	(10.5)%	$24,469
Adjusted EBITDA*	$31,319	4.8%	$29,889	(13.9)%	$34,699
Free cash flow*	$15,099	(20.5)%	$19,004	(11.5)%	$21,475
Debt (end of period)	$248,721	3.0%	$241,462	4.1%	$231,925
*See definition and calculation of Adjusted EBITDA and Free Cash Flow above in the Non-GAAP Financial Measures subsection of Results of Operations.
Impact of Inflation
To the extent permitted by competition, we have managed to recover increased costs through price increases and may continue to do so. However, there can be no assurance that we will be able to do so in the future.
Seasonality
Our nightclub operations are affected by seasonal factors. Historically, we have experienced reduced revenues from April through September (our fiscal third and fourth quarters) with the strongest operating results occurring during October through March (our fiscal first and second quarters). However, as we have expanded our geographical presence in recent years, October through December (our fiscal first quarter) and April through June (our fiscal third quarter) have become the periods with the strongest operating results. Our revenues in certain markets are also affected by sporting events that cause unusual changes in sales from year to year.
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
As of March 31, 2026, ten of the eleven existing Bombshells restaurants were located in Texas, with one location in Denver, Colorado. As part of managing our free cash flow to fuel growth, we are evaluating our Bombshells program in view of recent performance trends. Currently, we have one Bombshells location that is under construction and do not plan to add anymore locations after that.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2026, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2025.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including the interim chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2026. This determination is based on the previously reported material weaknesses management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
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
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended March 31, 2026, was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 1-31, 2026	31,000	$25.14	31,000	$6,564,987
February 1-28, 2026	28,000	$23.28	28,000	$5,913,092
March 1-31, 2026	44,000	$22.88	44,000	$4,906,248
	103,000	$23.67	103,000
(1)    Prices include any commissions and transaction costs, but exclude a 1% excise tax.
(2)    All shares were purchased pursuant to a repurchase plan approved by the board of directors. The Company's current repurchase plan was originally approved on April 25, 2013, in the amount of $3.0 million worth of its common stock that may be purchased in the open market or in privately negotiated transactions. The board has increased the amount available under the repurchase plan on a rolling basis as such amount is depleted. Most recently, the board increased the amount available under the plan by $20.0 million on April 2, 2026.

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

101
The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Cash Flows, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Balance Sheets, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: May 28, 2026	By:	/s/ Travis Reese
Travis Reese
Interim Chief Executive Officer and President

Date: May 28, 2026	By:	/s/ Albert Molina
Albert Molina
Interim Chief Financial Officer and Principal Accounting Officer