Form 10-Q
period 2026-06-30
RCI HOSPITALITY HOLDINGS, INC.
filed 2026-08-06
CIK 935419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2026, 7,644,500 shares of the registrant’s common stock were outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including, without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, the risks and uncertainties associated with (i) operating and managing an adult entertainment, sports bar or restaurant business, (ii) the business climates in cities where we operate, (iii) the success or lack thereof in launching and building our businesses, (iv) cyber security, (v) conditions relevant to real estate transactions, (vi) our ability to maintain compliance with the filing requirements of the SEC and the Nasdaq Stock Market, and (vii) numerous other factors such as laws governing the operation of adult entertainment, sports bar or restaurant businesses, competition and dependence on key personnel. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, the “Company,” “we,” “our,” and similar terms include RCI Hospitality Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

RCI HOSPITALITY HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except number of shares)
(unaudited)

	Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,633	$16,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,234	11,237
Impairment of assets	8,433	1,780
Deferred income tax benefit	(2,223)	(2,200)
Stock-based compensation	589	980
Loss (gain) on sale of businesses and assets	292	(1,226)
Amortization of debt discount and issuance costs	377	420
Noncash lease expense	2,233	2,002
Gain on insurance	(294)	(1,879)
Credit loss expense (reversal) on notes receivable	(11)	27
Premium on stock repurchase	9,885	—
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	465	1,271
Inventories	(325)	90
Prepaid expenses, other current and other assets	1,091	400
Accounts payable, accrued and other liabilities	(5,404)	6,463
Net cash provided by operating activities	28,975	35,684
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses and assets	1,676	1,086
Proceeds from insurance	291	1,893
Proceeds from notes receivable	170	223
Payments for property and equipment and intangible assets	(5,724)	(12,289)
Acquisition of businesses, net of cash acquired	—	(13,000)
Net cash used in investing activities	(3,587)	(22,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt obligations	2,453	9,175
Payments on debt obligations	(21,745)	(14,431)
Payment of loan origination costs	(27)	(80)
Purchase of treasury stock	(13,295)	(9,158)
Payment of dividends	(1,773)	(1,856)
Investment from noncontrolling partner	1,800	—
Payments to noncontrolling interests	(106)	—
Net cash used in financing activities	(32,693)	(16,350)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,305)	(2,753)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,709	32,350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,404	$29,597
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and number of share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues
Sales of alcoholic beverages	$31,159	$30,780	$90,115	$91,834
Sales of food and merchandise	10,690	10,037	30,195	29,554
Service revenues	27,079	25,169	78,338	72,262
Other	5,011	5,159	14,841	14,854
Total revenues	73,939	71,145	213,489	208,504
Operating expenses
Cost of goods sold
Alcoholic beverages sold	5,655	5,580	16,397	16,630
Food and merchandise sold	3,984	3,519	11,171	10,264
Service and other	44	36	161	133
Total cost of goods sold (exclusive of items shown separately below)	9,683	9,135	27,729	27,027
Salaries and wages	21,860	20,916	64,545	61,971
Selling, general, and administrative	25,372	26,140	73,273	75,247
Depreciation and amortization	4,030	3,892	12,234	11,237
Impairments and other charges, net	26	2,349	7,892	2,232
Total operating expenses	60,971	62,432	185,673	177,714
Income from operations	12,968	8,713	27,816	30,790
Other income (expenses)
Interest expense	(4,454)	(4,032)	(13,319)	(12,232)
Interest income	86	117	267	435
Non-operating gains (losses), net	31	(5)	(9,850)	974
Income before income taxes	8,631	4,793	4,914	19,967
Income tax expense	2,130	733	3,281	3,648
Net income	6,501	4,060	1,633	16,319
Net income attributable to noncontrolling interests	(150)	(2)	(342)	(6)
Net income attributable to RCIHH common stockholders	$6,351	$4,058	$1,291	$16,313

Earnings per share
Basic and diluted	$0.83	$0.46	$0.16	$1.84

Weighted average shares used in computing earnings per share
Basic and diluted	7,653,000	8,793,809	7,898,831	8,859,028
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except number of shares)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Equity
	Number of Shares	Amount			Number of Shares	Amount
Balance at September 30, 2025	8,684,061	$87	$50,908	$210,106	—	$—	$(222)	$260,879
Purchase of treasury shares	—	—	—	—	(895,061)	(21,946)	—	(21,946)
Canceled treasury shares	(895,061)	(9)	(21,937)	—	895,061	21,946	—	—
Excise tax on stock repurchases	—	—	(219)	—	—	—	—	(219)
Payment of dividends ($0.07 per share)	—	—	—	(545)	—	—	—	(545)
Stock-based compensation	—	—	392	—	—	—	—	392
Investment from noncontrolling partner	—	—	—	(790)	—	—	2,590	1,800
Payments to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Net income (loss)	—	—	—	(4,734)	—	—	85	(4,649)
Balance at December 31, 2025	7,789,000	78	29,144	204,037	—	—	2,417	235,676
Purchase of treasury shares	—	—	—	—	(103,000)	(2,438)	—	(2,438)
Canceled treasury shares	(103,000)	(1)	(2,437)	—	103,000	2,438	—	—
Excise tax on stock repurchases	—	—	(24)	—	—	—	—	(24)
Payment of dividends ($0.08 per share)	—	—	—	(617)	—	—	—	(617)
Stock-based compensation	—	—	197	—	—	—	—	197
Payments to noncontrolling interests	—	—	—	—	—	—	(44)	(44)
Net income (loss)	—	—	—	(326)	—	—	107	(219)
Balance at March 31, 2026	7,686,000	77	26,880	203,094	—	—	2,480	232,531
Purchase of treasury shares	—	—	—	—	(41,500)	(1,026)	—	(1,026)
Canceled treasury shares	(41,500)	(1)	(1,025)	—	41,500	1,026	—	—
Excise tax on stock repurchases	—	—	(11)	—	—	—	—	(11)
Payment of dividends ($0.08 per share)	—	—	—	(611)	—	—	—	(611)
Payments to noncontrolling interests	—	—	—	—	—	—	(26)	(26)
Net income	—	—	—	6,351	—	—	150	6,501
Balance at June 30, 2026	7,644,500	$76	$25,844	$208,834	—	$—	$2,604	$237,358

Balance at September 30, 2024	8,955,000	$90	$61,511	$201,759	—	$—	$(250)	$263,110
Purchase of treasury shares	—	—	—	—	(66,000)	(3,218)	—	(3,218)
Canceled treasury shares	(66,000)	(1)	(3,217)	—	66,000	3,218	—	—
Excise tax on stock repurchases	—	—	(33)	—	—	—	—	(33)
Payment of dividends ($0.07 per share)	—	—	—	(623)	—	—	—	(623)
Stock-based compensation	—	—	470	—	—	—	—	470
Net income	—	—	—	9,024	—	—	41	9,065
Balance at December 31, 2024	8,889,000	89	58,731	210,160	—	—	(209)	268,771
Purchase of treasury shares	—	—	—	—	(56,875)	(2,896)	—	(2,896)
Canceled treasury shares	(56,875)	(1)	(2,895)	—	56,875	2,896	—	—
Excise tax on stock repurchases	—	—	(29)	—	—	—	—	(29)
Payment of dividends ($0.07 per share)	—	—	—	(619)	—	—	—	(619)
Stock-based compensation	—	—	118	—	—	—	—	118
Net income (loss)	—	—	—	3,231	—	—	(37)	3,194
Balance at March 31, 2025	8,832,125	88	55,925	212,772	—	—	(246)	268,539
Purchase of treasury shares	—	—	—	—	(75,325)	(3,044)	—	(3,044)
Canceled treasury shares	(75,325)	(1)	(3,043)	—	75,325	3,044	—	—
Excise tax on stock repurchases	—	—	(30)	—	—	—	—	(30)
Payment of dividends ($0.07 per share)	—	—	—	(614)	—	—	—	(614)
Stock-based compensation	—	—	392	—	—	—	—	392
Net income	—	—	—	4,058	—	—	2	4,060
Balance at June 30, 2025	8,756,800	$87	$53,244	$216,216	—	$—	$(244)	$269,303
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and number of shares)

	June 30, 2026	September 30, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,404	$33,709
Receivables, net	2,871	3,940
Inventories	5,182	4,857
Prepaid expenses and other current assets	4,060	4,968
Assets held for sale	—	3,394
Total current assets	38,517	50,868
Property and equipment, net	276,856	279,027
Operating lease right-of-use assets	23,560	25,781
Notes receivable, net of current portion	4,285	3,849
Goodwill	62,242	62,725
Intangibles, net	161,650	171,948
Other assets	2,550	2,737
Total assets	$569,660	$596,935

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,457	$5,836
Accrued liabilities	30,004	32,607
Current portion of debt obligations, net	29,088	21,198
Current portion of operating lease liabilities	3,370	3,314
Total current liabilities	68,919	62,955
Deferred tax liability, net	19,466	21,689
Debt, net of current portion and debt discount and issuance costs	210,997	214,583
Operating lease liabilities, net of current portion	24,801	27,320
Other long-term liabilities	8,119	9,509
Total liabilities	332,302	336,056
Commitments and contingencies (Note 9)
Equity
Preferred stock, $0.10 par value per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 7,644,500 and 8,684,061 shares issued and outstanding as of June 30, 2026, and September 30, 2025, respectively	76	87
Additional paid-in capital	25,844	50,908
Retained earnings	208,834	210,106
Total RCIHH stockholders’ equity	234,754	261,101
Noncontrolling interests	2,604	(222)
Total equity	237,358	260,879
Total liabilities and equity	$569,660	$596,935
See accompanying notes to unaudited condensed consolidated financial statements.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of RCI Hospitality Holdings, Inc. (the “Company,” “RCIHH,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The consolidated balance sheet data as of September 30, 2025, were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2025, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 19, 2026. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Supplemental Disclosure of Cash Flow Information
The following table sets forth certain cash and noncash activities (in thousands), as follows:

	Nine Months Ended June 30,
	2026	2025
Cash paid during the period for:
Interest, net of amounts capitalized	$12,911	$11,827
Income taxes, net of refunds of $20 and $51, respectively	$2,656	$4,310

Restricted cash, included in other assets (at end of period)	$—	$250

Noncash investing and financing transactions:
Debt incurred in connection with stock repurchases	$22,000	$—
Debt incurred in connection with acquisition of businesses	$—	$8,000
Note receivable from sale of business	$—	$60
Unpaid excise tax on stock repurchases	$254	$91
Unpaid liabilities on capital expenditures	$1,084	$1,005
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
In adopting ASU 2023-07, we recast one of our shared-services subsidiaries from Other to Corporate. We also recast three previously planned and previously reported casino-related subsidiaries classified in Other to Nightclubs and Bombshells. We reclassified certain prior year segment disclosures to conform to current year presentation.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information—continued
Below is the financial information (in thousands) related to the Company’s reportable segments as provided to the CODM:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Revenues
Third party	$62,981	$10,793	$73,774	$62,336	$8,609	$70,945
Intersegment	1,467	—	1,467	1,154	—	1,154
	64,448	10,793	75,241	63,490	8,609	72,099
Reconciliation of revenue
Other revenues, including intersegment			243			258
Elimination of intersegment revenues			(1,545)			(1,212)
Total consolidated revenues			73,939			71,145

Less:
Cost of goods sold, including intersegment	7,043	2,604	9,647	7,071	2,037	9,108
Salaries and wages	14,651	3,291	17,942	14,276	2,860	17,136
Selling, general, and administrative, including intersegment	18,290	5,012	23,302	17,481	4,266	21,747
Depreciation and amortization	3,393	346	3,739	3,311	314	3,625
Impairments and other charges (gains), net	(31)	42	11	2,338	12	2,350
Other segment items	—	—	—	—	5	5
Segment income (loss)	21,102	(502)	20,600	19,013	(885)	18,128

Reconciliation of segment income (loss)
Other loss			(97)			(28)
Interest expense, net			(4,368)			(3,915)
Elimination of intersegment income			(1)			(57)
Unallocated corporate overhead			(7,503)			(9,335)
Consolidated income before income taxes			$8,631			$4,793

Segment capital expenditures	$367	$831	$1,198	$1,972	$1,278	$3,250

Reconciliation to consolidated capital expenditures
Other operating segments			—			325
Unallocated corporate			327			106
Consolidated capital expenditures			$1,525			$3,681

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information—continued

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Revenues
Third party	$185,565	$27,533	$213,098	$181,601	$26,425	$208,026
Intersegment	4,113	—	4,113	3,287	—	3,287
	189,678	27,533	217,211	184,888	26,425	211,313
Reconciliation of revenue
Other revenues, including intersegment			641			673
Elimination of intersegment revenues			(4,363)			(3,482)
Total consolidated revenues			213,489			208,504

Less:
Cost of goods sold, including intersegment	20,938	6,655	27,593	20,707	6,211	26,918
Salaries and wages	43,958	8,984	52,942	42,297	8,458	50,755
Selling, general, and administrative, including intersegment	53,532	13,797	67,329	52,427	12,833	65,260
Depreciation and amortization	10,288	1,099	11,387	9,440	996	10,436
Impairments and other charges (gains), net	7,734	138	7,872	3,486	(1,159)	2,327
Other segment items	—	—	—	—	(974)	(974)
Segment income (loss)	53,228	(3,140)	50,088	56,531	60	56,591

Reconciliation of segment income (loss)
Other loss			(390)			(305)
Interest expense, net			(13,052)			(11,797)
Elimination of intersegment income			—			(80)
Unallocated corporate overhead			(31,732)			(24,442)
Consolidated income before income taxes			$4,914			$19,967

Segment capital expenditures	$2,300	$2,488	$4,788	$4,218	$6,924	$11,142

Reconciliation to consolidated capital expenditures
Other operating segments			4			762
Unallocated corporate			932			385
Consolidated capital expenditures			$5,724			$12,289

	June 30, 2026			September 30, 2025
	Nightclubs	Bombshells	Total	Nightclubs	Bombshells	Total
Segment assets	$455,843	$78,502	$534,345	$478,516	$78,877	$557,393

Reconciliation to consolidated total assets
Other operating segments			3,470			3,775
Unallocated corporate			31,845			35,767
Consolidated total assets			$569,660			$596,935
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

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Revenues
Revenues, as disaggregated by revenue type, timing of recognition, and reportable segment (see also Note 4), are shown below (in thousands):

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Nightclubs	Bombshells	Other	Total	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$25,224	$5,935	$—	$31,159	$26,338	$4,442	$—	$30,780
Sales of food and merchandise	5,897	4,793	—	10,690	5,914	4,123	—	10,037
Service revenues	27,076	3	—	27,079	25,166	3	—	25,169
Other revenues	4,784	62	165	5,011	4,918	41	200	5,159
	$62,981	$10,793	$165	$73,939	$62,336	$8,609	$200	$71,145

Recognized at a point in time	$62,296	$10,793	$165	$73,254	$61,524	$8,573	$200	$70,297
Recognized over time*	685	—	—	685	812	36	—	848
	$62,981	$10,793	$165	$73,939	$62,336	$8,609	$200	$71,145

	Nine Months Ended June 30, 2026				Nine Months Ended June 30, 2025
	Nightclubs	Bombshells	Other	Total	Nightclubs	Bombshells	Other	Total
Sales of alcoholic beverages	$75,373	$14,742	$—	$90,115	$77,948	$13,886	$—	$91,834
Sales of food and merchandise	17,490	12,705	—	30,195	17,169	12,385	—	29,554
Service revenues	78,330	8	—	78,338	72,214	48	—	72,262
Other revenues	14,372	78	391	14,841	14,270	106	478	14,854
	$185,565	$27,533	$391	$213,489	$181,601	$26,425	$478	$208,504

Recognized at a point in time	$183,660	$27,533	$391	$211,584	$179,964	$26,387	$478	$206,829
Recognized over time*	1,905	—	—	1,905	1,637	38	—	1,675
	$185,565	$27,533	$391	$213,489	$181,601	$26,425	$478	$208,504
* Lease revenue (included in Other Revenues in Nightclubs segment) as covered by ASC 842. All other revenues are covered by ASC 606.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Revenues—continued
The Company does not have contract assets with customers. The Company’s unconditional right to consideration for goods and services transferred to the customer is included in receivables, net in our unaudited condensed consolidated balance sheets. A reconciliation of contract liabilities with customers is presented below (in thousands):

	Balance at September 30, 2025	Net Consideration Received/Recognized	Recognized in Revenue	Balance at June 30, 2026
Ad revenue	$45	$261	$(247)	$59
Expo revenue	1	263	—	264
VIP cards	—	806	(571)	235
Other	31	42	(66)	7
	$77	$1,372	$(884)	$565
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
6. Selected Account Information
The components of receivables, net are as follows (in thousands):

	June 30, 2026	September 30, 2025
Credit card receivables	$1,715	$1,637
Income tax refundable	—	951
ATM in-transit	393	374
Current portion of notes receivable	187	320
Other (net of allowance for doubtful accounts of $142 and $91, respectively)	576	658
Total receivables, net	$2,871	$3,940
Notes receivable consist primarily of secured promissory notes executed between the Company and various buyers of our businesses and assets with interest rates ranging from 6% to 9% per annum and having original terms ranging from 1 to 20 years.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Selected Account Information—continued
The components of prepaid expenses and other current assets are as follows (in thousands):

	June 30, 2026	September 30, 2025
Prepaid insurance	$2,086	$3,367
Prepaid legal	154	123
Prepaid taxes and licenses	696	498
Prepaid rent	457	324
Other	667	656
Total prepaid expenses and other current assets	$4,060	$4,968
The components of accrued liabilities are as follows (in thousands):

	June 30, 2026	September 30, 2025
Legal fees	$6,500	$9,366
Insurance	947	1,600
Payroll and related costs	5,192	4,930
Property taxes	2,525	3,501
Sales and liquor taxes	2,429	2,303
Lawsuit settlement	2,814	4,173
Estimated self-insurance liability	2,423	2,555
Construction in progress	323	464
Patron tax	1,236	1,078
Income taxes	1,897	—
Interest	555	524
Unearned revenues	565	77
Other	2,598	2,036
Total accrued liabilities	$30,004	$32,607
The components of other long-term liabilities are as follows (in thousands):

	June 30, 2026	September 30, 2025
Estimated self-insurance liability	$7,008	$7,008
Advances from creditors	—	1,250
Other	1,111	1,251
Total other long-term liabilities	$8,119	$9,509

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Selected Account Information—continued
The components of selling, general, and administrative expenses are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Taxes and permits	$3,832	$3,418	$11,048	$10,664
Advertising and marketing	2,905	2,974	8,638	8,537
Supplies and services	2,889	2,503	8,334	7,459
Insurance	2,594	5,389	7,819	13,495
Legal	1,734	1,383	4,103	4,138
Lease	1,652	1,607	4,893	4,746
Charge card fees	2,103	1,791	6,026	5,189
Utilities	1,581	1,320	4,757	4,199
Security	1,060	1,019	3,238	3,121
Stock-based compensation	—	392	589	980
Accounting and professional fees	1,467	1,259	3,896	3,570
Repairs and maintenance	1,338	1,221	4,045	3,712
Other	2,217	1,864	5,887	5,437
Total selling, general, and administrative expenses	$25,372	$26,140	$73,273	$75,247
The components of impairments and other charges, net are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Impairment of assets	$—	$—	$8,433	$1,780
Settlement of lawsuits, net of recoveries (Notes 5 and 9)	92	3,281	(503)	3,587
Loss (gain) on sale of businesses and assets	41	202	292	(984)
Gain on insurance	(107)	(1,134)	(330)	(2,151)
Total impairments and other charges, net	$26	$2,349	$7,892	$2,232
The components of non-operating gains (losses), net are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Premium on stock repurchase	$—	$—	$(9,885)	$—
Gain on lease termination	—	—	—	979
Other	31	(5)	35	(5)
Non-operating gains (losses), net	$31	$(5)	$(9,850)	$974

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
Future maturities of debt obligations as of June 30, 2026, are as follows (in thousands):

	Regular Amortization	Balloon Payments	Total Payments
July 2026 - June 2027	$28,554	$1,001	$29,555
July 2027 - June 2028	20,988	13,200	34,188
July 2028 - June 2029	17,554	9,518	27,072
July 2029 - June 2030	18,452	—	18,452
July 2030 - June 2031	15,311	—	15,311
Thereafter	31,511	86,060	117,571
	$132,370	$109,779	$242,149
8. Income Taxes
Income tax expense was $2.1 million and $733,000 during the three months ended June 30, 2026, and 2025, respectively. The effective income tax rate was approximately 24.7% and 15.3% for the three months ended June 30, 2026, and 2025, respectively. Income tax expense was $3.3 million and $3.6 million during the nine months ended June 30, 2026, and 2025, respectively. The effective income tax rate was approximately 66.8% and 18.3% for the nine months ended June 30, 2026, and 2025, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the impact of the nondeductible premium on stock repurchase during the current year.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. Fiscal year ended September 30, 2023, and subsequent years remain open to federal tax examination. The Company ordinarily goes through various federal and state reviews and examinations for various tax matters.

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
On or about September 16, 2025, the Company, three subsidiaries, and five employees, including two executive officers, were arraigned in connection with an indictment filed by the NY AG in which the defendants were variously charged with committing the crimes of Criminal Tax Fraud in the First Degree in violation of Tax Law §1806, a class B felony; Bribery in the Second Degree in violation of Penal Law §200.03, a class C felony; Criminal Tax Fraud in the Second Degree in violation of Tax Law §1805, a class C felony; Criminal Tax Fraud in the Third Degree in violation of Tax Law §1804, a class D felony; Criminal Tax Fraud in the Fourth Degree in violation of Tax Law §1803, a class E felony; Conspiracy in the Fourth Degree in violation of Penal Law §105.10, a class E felony; and Offering a False Instrument for Filing in the First Degree in violation of Penal Law §175.35(1). According to the NY AG, “an investigation by the Office of the Attorney General revealed that RCI executives bribed an auditor with the NY DTF to avoid paying over $8 million in sales taxes to New York City and the state from 2010 to 2024.”
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
On or about May 20, 2025, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) seeking certain documents and information related to the NY AG investigation and NY DTF issues. The Company is cooperating with the SEC and its investigation. It is not possible at this time to determine whether the Company will incur (or to reasonably estimate the amount of) any fines, penalties, or liabilities in connection with the SEC investigation.

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
On July 23, 2026, a shareholder derivative action was filed in in the Southern District of Texas, Houston Division against officers and directors Eric S. Langan, Yura Barabash, Bradley Chhay, Luke Lirot, Elaine J. Martin, Arthur A. Priaulx, and Travis Reese, as well as the Company as a nominal defendant. The action alleges that the individual officers and directors breached their fiduciary duties by failing to adequately monitor issues related to the indictment filed by the NY AG and other related issues. The action asserts claims for breaches of fiduciary duties respectively owed by the directors and officers. The complaint seeks injunctive relief, damages, restitution, costs, and attorneys’ fees. The case, Snyder v. Langan, et al., is in its early stage, and a potential loss cannot yet be estimated.
On August 3, 2026, a shareholder derivative action was filed in in the Southern District of Texas, Houston Division against officers and directors Eric S. Langan, Yura Barabash, Bradley Chhay, Luke Lirot, Elaine J. Martin, Arthur A. Priaulx, and Travis Reese, as well as the Company as a nominal defendant. The action alleges that the individual officers and directors breached their fiduciary duties by failing to adequately monitor issues related to the indictment filed by the NY AG and other related issues. The action asserts claims for breaches of fiduciary duties respectively owed by the directors and officers, among other claims. The complaint seeks injunctive relief, damages, restitution, costs, and attorneys’ fees. The case, Barbin v. Langan, et al., is in its early stage, and a potential loss cannot yet be estimated.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Commitments and Contingencies—continued
Illinois BIPA Matter
On April 14, 2025, the Company's subsidiaries, RCI Management Services, Inc., Pooh Bah Enterprises, Inc., and RCI Dining Services (Harvey), Inc. (collectively, “Defendants”) entered into a class action settlement agreement to resolve claims under the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seg., arising from the alleged collection of customer fingerprints at Rick's Cabaret in Chicago and Scarlett's Cabaret in Washington Park, Illinois. The settlement resolves two consolidated cases: Rapp et al. v. RCI Management Services, Inc. et al., Case No. 22LA0884 (St. Clair County, Illinois) and Loera v. Pooh Bah Enterprises, Inc., Case No. 2021CH04759 (Cook County, Illinois).
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
The Company recorded lawsuit settlements incurred, net of recoveries, amounting to net settlements of $92,000 and net recoveries of $503,000 for the three and nine months ended June 30, 2026, respectively, and net settlements of $3.3 million and $3.6 million for the three and nine months ended June 30, 2025, respectively. As of June 30, 2026, and September 30, 2025, the Company has accrued $2.8 million and $4.2 million, respectively, related to settlement of lawsuits, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.
10. Related Party Transactions
Presently, our director and former Chairman, President, and CEO, Eric Langan, personally guarantees all of the commercial bank indebtedness of the Company. Mr. Langan receives no compensation or other direct financial benefit for any of the guarantees. The balance of our commercial bank indebtedness, net of debt discount and issuance costs, as of June 30, 2026, and September 30, 2025, was $132.8 million and $139.6 million, respectively.
Included in the debt balance as of June 30, 2026, and September 30, 2025, is a note borrowed from a related party for $350,000 and $150,000, respectively, from a brother of the Company's former CFO, Bradley Chhay, in which the terms of the note is the same as the rest of the lender group.
We used the services of Tall Oak Custom Furniture and Nottingham Barrels and Furniture, previously Nottingham Creations, all furniture fabrication companies that manufacture tables, chairs and other furnishings for our Bombshells locations, as well as providing ongoing maintenance. Tall Oak Custom Furniture and Nottingham Barrels and Furniture are owned by a brother of Eric Langan (as was Nottingham Creations). Amounts billed to us for goods and services provided by Tall Oak Custom Furniture, Nottingham Barrels and Furniture, and Nottingham Creations were $3,793 and $12,344 during the three months ended June 30, 2026, and 2025, respectively, and $3,793 and $19,098 during the nine months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, and September 30, 2025, we owed Tall Oak Custom Furniture, Nottingham Barrels and Furniture, and Nottingham Creations $0 and $3,312, respectively, in unpaid billings.
TW Mechanical LLC provided plumbing and HVAC services to both a third-party general contractor providing construction services to the Company, as well as directly to the Company during fiscal 2026 and 2025. A son-in-law of Eric Langan owns a 50% interest in TW Mechanical. Amounts billed by TW Mechanical to the third-party general contractor were $0 and $0 for the three months ended June 30, 2026, and 2025, respectively, and $0 and $0 for the nine months ended June 30, 2026, and 2025, respectively. Amounts billed directly to the Company were $41,359 and $455 for the three months ended June 30, 2026, and 2025, respectively, and $48,909 and $1,856 for the nine months ended June 30, 2026, and 2025. As of June 30, 2026, and September 30, 2025, the Company owed TW Mechanical $801 and $0, respectively, in unpaid direct billings.

RCI HOSPITALITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Leases
Total lease expense included in selling, general and administrative expenses in our unaudited condensed consolidated statements of income for the three and nine months ended June 30, 2026, and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense – fixed payments	$1,152	$1,078	$3,462	$3,266
Variable lease expense	407	435	1,162	1,194
Short-term and other lease expense (includes $103 and $103 recorded in advertising and marketing for the three months ended June 30, 2026, and 2025, respectively, and $286 and $294 for the nine months ended June 30, 2026, and 2025, respectively; and $170 and $140 recorded in repairs and maintenance for the three months ended June 30, 2026, and 2025, respectively, and $513 and $415 for the nine months ended June 30, 2026, and 2025, respectively; see Note 6)	366	337	1,068	995
Total lease expense	$1,925	$1,850	$5,692	$5,455

Other information:
Operating cash outflows from operating leases	$2,007	$1,916	$5,922	$5,695
Weighted average remaining lease term – operating leases			8.4 years	9.1 years
Weighted average discount rate – operating leases			5.8%	5.8%
Future maturities of operating lease liabilities as of June 30, 2026, are as follows (in thousands):

	Principal Payments	Interest Payments	Total Payments
July 2026 - June 2027	$3,370	$1,466	$4,836
July 2027 - June 2028	2,865	1,281	4,146
July 2028 - June 2029	2,851	1,112	3,963
July 2029 - June 2030	2,535	947	3,482
July 2030 - June 2031	2,514	806	3,320
Thereafter	14,036	1,879	15,915
	$28,171	$7,491	$35,662
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
Through our subsidiaries, as of June 30, 2026, we operated a total of 68 establishments that offer live adult entertainment and sports bars and restaurants. We also operated a leading business communications company serving the multi-billion-dollar adult nightclubs industry. We have two principal reportable segments: Nightclubs and Bombshells. We combine operating segments not included in Nightclubs and Bombshells into “Other.” In the context of club and restaurant/sports bar operations, the terms the “Company,” “we,” “our,” “us” and similar terms used in this report refer to subsidiaries of RCIHH. RCIHH was incorporated in the State of Texas in 1994. Our corporate offices are located in Houston, Texas.
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
During the three months ended June 30, 2026, there were no significant changes in our accounting policies and estimates.

Results of Operations
Highlights of the Company's operating results and cash flows are as follows, as compared to the same period of the prior year (all throughout the MD&A, unless stated otherwise):
Three Months Ended June 30, 2026
•Total revenues were $73.9 million compared to $71.1 million, a 3.9% increase (Nightclubs revenue of $63.0 million compared to $62.3 million, a 1.0% increase; and Bombshells revenue of $10.8 million compared to $8.6 million, a 25.4% increase)
•Consolidated same-store sales decreased by 0.2% (Nightclubs decreased by 0.8%, while Bombshells increased by 4.7%) (refer to the definition of same-store sales in the discussion of revenues below)
•Basic and diluted earnings per share (“EPS”) of $0.83 compared to $0.46
•Non-GAAP diluted EPS* of $0.90 compared to $0.77
•Net cash provided by operating activities of $11.3 million compared to $13.8 million, an 18.2% decrease
•Free cash flow* of $10.6 million compared to $13.3 million, a 20.2% decrease
Nine Months Ended June 30, 2026
•Total revenues were $213.5 million compared to $208.5 million, a 2.4% increase (Nightclubs revenue of $185.6 million compared to $181.6 million, a 2.2% increase; and Bombshells revenue of $27.5 million compared to $26.4 million, a 4.2% increase)
•Consolidated same-store sales decreased by 3.4% (Nightclubs decreased by 2.5%, while Bombshells decreased by 9.7%)
•Basic and diluted EPS of $0.16 compared to $1.84
•Non-GAAP diluted EPS* of $2.41 compared to $2.23
•Net cash provided by operating activities of $29.0 million compared to $35.7 million, an 18.8% decrease
•Free cash flow* of $25.7 million compared to $32.3 million, a 20.4% decrease
* Reconciliation and discussion of non-GAAP financial measures are included in the “Non-GAAP Financial Measures” section below.
Revenues
Consolidated revenues for the third quarter increased by $2.8 million, or 3.9%, versus the comparable prior-year quarter due primarily to a $2.8 million increase in sales from new locations and a $1.4 million increase from reformatted/rebranded locations, partially offset by a $121,000 impact of the decrease in consolidated same-stores sales and a $1.2 million impact of closed locations.
Consolidated revenues for the nine months increased by $5.0 million, or 2.4%, versus the comparable prior-year nine-month period due primarily to a $11.2 million increase in sales from new locations and a $3.7 million increase from reformatted/rebranded locations, partially offset by a $6.6 million impact of the decrease in consolidated same-stores sales and a $3.2 million impact of closed locations.

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
Segment contribution to total revenues was as follows (in thousands, except percentages):

	Three Months Ended June 30, 2026	Mix	Three Months Ended June 30, 2025	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$25,224	40.1%	$26,338	42.3%	$(1,114)	(4.2)%
Sales of food and merchandise	5,897	9.4%	5,914	9.5%	(17)	(0.3)%
Service revenues	27,076	43.0%	25,166	40.4%	1,910	7.6%
Other revenues	4,784	7.6%	4,918	7.9%	(134)	(2.7)%
	62,981	100.0%	62,336	100.0%	645	1.0%
Bombshells
Sales of alcoholic beverages	5,935	55.0%	4,442	51.6%	1,493	33.6%
Sales of food and merchandise	4,793	44.4%	4,123	47.9%	670	16.3%
Service revenues	3	0.0%	3	0.0%	—	—%
Other revenues	62	0.6%	41	0.5%	21	51.2%
	10,793	100.0%	8,609	100.0%	2,184	25.4%
Other
Other revenues	165	100.0%	200	100.0%	(35)	(17.5)%
	$73,939		$71,145		$2,794	3.9%

	Nine Months Ended June 30, 2026	Mix	Nine Months Ended June 30, 2025	Mix	Inc (Dec) $	Inc (Dec) %
Nightclubs
Sales of alcoholic beverages	$75,373	40.6%	$77,948	42.9%	$(2,575)	(3.3)%
Sales of food and merchandise	17,490	9.4%	17,169	9.5%	321	1.9%
Service revenues	78,330	42.2%	72,214	39.8%	6,116	8.5%
Other revenues	14,372	7.7%	14,270	7.9%	102	0.7%
	185,565	100.0%	181,601	100.0%	3,964	2.2%
Bombshells
Sales of alcoholic beverages	14,742	53.5%	13,886	52.5%	856	6.2%
Sales of food and merchandise	12,705	46.1%	12,385	46.9%	320	2.6%
Service revenues	8	0.0%	48	0.2%	(40)	(83.3)%
Other revenues	78	0.3%	106	0.4%	(28)	(26.4)%
	27,533	100.0%	26,425	100.0%	1,108	4.2%
Other
Other revenues	391	100.0%	478	100.0%	(87)	(18.2)%
	$213,489		$208,504		$4,985	2.4%

Nightclubs revenues increased by 1.0% during the third quarter compared to the same quarter last year primarily due to the $950,000 contribution of newly acquired clubs and $1.4 million from clubs that have been reformatted and/or rebranded, partially offset by the $493,000 impact of the decrease in same-store sales and the $1.2 million impact of closed clubs. For clubs that were open enough days to qualify as a same-store location, sales decreased by 0.8%. By type of revenue, alcoholic beverage sales decreased by 4.2%, food, merchandise and other revenue decreased by 1.4%, while service revenues increased by 7.6%.
During the nine-month period, Nightclubs revenues increased by 2.2% mainly due to the $6.5 million contribution of newly acquired clubs and $3.7 million from clubs that have been reformatted and/or rebranded, partially offset by the $4.3 million impact of the decrease in same-store sales and the $2.0 million impact of closed clubs. By type of revenue, alcoholic beverage sales decreased by 3.3%, food, merchandise and other revenue increased by 1.3%, while service revenues increased by 8.5%.
Bombshells third quarter revenues increased by 25.4% primarily due to the increase in same-store sales and sales from a new location. By type of revenue, food and merchandise sales increased by 16.3%, while alcoholic beverage sales increased by 33.6%.
During the nine-month period, Bombshells revenues increased by 4.2%. This was mainly caused by a $2.3 million decrease in same-store sales and a $1.2 million decrease from closed locations, partially offset by a $4.6 million contribution from new locations. By type of revenue, alcoholic beverage sales increased by 6.2% while food, merchandise and other increased by 2.0%.
Operating Expenses
Total operating expenses, as a percent of revenues, decreased to 82.5% from 87.8% from last year’s third quarter, and increased to 87.0% from 85.2% for the nine-month period. Year-over-year change was a $1.5 million decrease, or 2.3%, for the quarter and an $8.0 million increase, or 4.5%, for the nine months. Significant contributors to the changes in operating expenses are explained below.
Cost of goods sold. Cost of goods sold for the third quarter increased by $548,000, or 6.0%, and increased by $702,000, or 2.6%, for the nine-month period mainly due to higher sales. As a percent of total revenues, cost of goods sold was increased to 13.1% from 12.8% during the quarter and was flat at 13.0% during the nine-month period. Nightclubs cost of goods sold during the quarter decreased to 11.2% from 11.3% and for the nine months decreased to 11.3% from 11.4%. Bombshells cost of goods sold increased to 24.1% from 23.7% during the quarter and increased to 24.2% from 23.5% during the nine months.
Cost of goods sold by segment is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Nightclubs	$7,043	$7,071	$20,938	$20,707
Bombshells	2,604	2,037	6,655	6,211
Other	36	27	136	109
	$9,683	$9,135	$27,729	$27,027

Salaries and wages. Salaries and wages increased by $944,000, or 4.5%, for the quarter and increased by $2.6 million, or 4.2%, for the nine-month period mainly due to new clubs and Bombshells units. As a percent of total revenues, salaries and wages increased to 29.6% from 29.4% for the quarter and increased to 30.2% from 29.7% for the nine months. During the quarter, Nightclubs increased to 23.3% from 22.9%, Bombshells decreased to 30.5% from 33.2%, while Corporate was flat at 5.1%. During the nine-month period, Nightclubs increased to 23.7% from 23.3%, Bombshells increased to 32.6% from 32.0%, and Corporate increased to 5.3% from 5.2%.
Salaries and wages by segment are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Nightclubs	$14,651	$14,276	$43,958	$42,297
Bombshells	3,291	2,860	8,984	8,458
Other	127	136	347	376
Corporate	3,791	3,644	11,256	10,840
	$21,860	$20,916	$64,545	$61,971
Selling, general, and administrative expenses. Total selling, general, and administrative expenses decreased by $768,000, or 2.9%, for the quarter and decreased by $2.0 million, or 2.6%, for the nine-month period. Dollar amounts in the tables below are in thousands.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$3,832	5.2%	$3,418	4.8%	$(414)	(12.1)%
Advertising and marketing	2,905	3.9%	2,974	4.2%	69	2.3%
Supplies and services	2,889	3.9%	2,503	3.5%	(386)	(15.4)%
Insurance	2,594	3.5%	5,389	7.6%	2,795	51.9%
Legal	1,734	2.3%	1,383	1.9%	(351)	(25.4)%
Lease	1,652	2.2%	1,607	2.3%	(45)	(2.8)%
Charge card fees	2,103	2.8%	1,791	2.5%	(312)	(17.4)%
Utilities	1,581	2.1%	1,320	1.9%	(261)	(19.8)%
Security	1,060	1.4%	1,019	1.4%	(41)	(4.0)%
Stock-based compensation	—	—%	392	0.6%	392	100.0%
Accounting and professional fees	1,467	2.0%	1,259	1.8%	(208)	(16.5)%
Repairs and maintenance	1,338	1.8%	1,221	1.7%	(117)	(9.6)%
Other	2,217	3.0%	1,864	2.6%	(353)	(18.9)%
Total selling, general, and administrative expenses	$25,372	34.3%	$26,140	36.7%	$768	2.9%

	Nine Months Ended June 30, 2026		Nine Months Ended June 30, 2025		Better (Worse)
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Taxes and permits	$11,048	5.2%	$10,664	5.1%	$(384)	(3.6)%
Advertising and marketing	8,638	4.0%	8,537	4.1%	(101)	(1.2)%
Supplies and services	8,334	3.9%	7,459	3.6%	(875)	(11.7)%
Insurance	7,819	3.7%	13,495	6.5%	5,676	42.1%
Legal	4,103	1.9%	4,138	2.0%	35	0.8%
Lease	4,893	2.3%	4,746	2.3%	(147)	(3.1)%
Charge card fees	6,026	2.8%	5,189	2.5%	(837)	(16.1)%
Utilities	4,757	2.2%	4,199	2.0%	(558)	(13.3)%
Security	3,238	1.5%	3,121	1.5%	(117)	(3.7)%
Stock-based compensation	589	0.3%	980	0.5%	391	39.9%
Accounting and professional fees	3,896	1.8%	3,570	1.7%	(326)	(9.1)%
Repairs and maintenance	4,045	1.9%	3,712	1.8%	(333)	(9.0)%
Other	5,887	2.8%	5,437	2.6%	(450)	(8.3)%
Total selling, general, and administrative expenses	$73,273	34.3%	$75,247	36.1%	$1,974	2.6%
Insurance expense decreased due to last year's estimated self-insurance reserve. Taxes and permits, charge card fees, supplies and services, utilities, and repairs and maintenance increased due to the increase in sales. Stock-based compensation decreased due to the completion of the expense recognition of the 2022 stock options in February 2026.
Selling, general, and administrative expenses by segment are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Nightclubs	$18,290	$17,481	$53,532	$52,427
Bombshells	3,751	3,319	10,304	10,152
Other	84	106	249	332
Corporate	3,247	5,234	9,188	12,336
	$25,372	$26,140	$73,273	$75,247
Depreciation and amortization. Depreciation and amortization increased by $138,000, or 3.5%, during the quarter and increased by $997,000, or 8.9%, during the nine-month period primarily due to additional assets from last year's club acquisitions and newly opened Bombshells.
Depreciation and amortization by segment are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Nightclubs	$3,393	$3,311	$10,288	$9,440
Bombshells	346	314	1,099	996
Other	1	1	4	5
Corporate	290	266	843	796
	$4,030	$3,892	$12,234	$11,237

Impairments and other charges, net. Impairments and other charges, net changed mainly due to current-year increased impairment of assets, lower lawsuit settlements in the current year, and the sale of our Bombshells location in Austin, Texas, which was significantly impaired in a prior period, and the insurance recovery for a club razed by fire in last year's first quarter.
By segment, impairment and other charges, net are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Nightclubs	$(31)	$2,338	$7,734	$3,486
Bombshells	42	12	138	(1,159)
Other	—	—	—	—
Corporate	15	(1)	20	(95)
	$26	$2,349	$7,892	$2,232
Income (Loss) from Operations
For the three and nine months ended June 30, 2026, and 2025, our consolidated operating margin was 17.5% and 12.2%, and 13.0% and 14.8%, respectively. Segment contribution to income (loss) from operations is presented in the table below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Nightclubs	$19,635	$17,859	$49,115	$53,244
Bombshells	759	67	353	1,767
Other	(83)	(70)	(345)	(344)
Corporate	(7,343)	(9,143)	(21,307)	(23,877)
	$12,968	$8,713	$27,816	$30,790

Excluding certain items, the three months ended June 30, 2026, and 2025 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands). Refer to the discussion of Non-GAAP Financial Measures on page 31.

	Three Months Ended June 30, 2026
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$19,635	$759	$(83)	$(7,343)	$12,968
Amortization of intangibles	617	—	—	1	618
Settlement of lawsuits, net of recoveries	67	25	—	—	92
Loss on sale of businesses and assets	7	17	—	17	41
Gain on insurance	(105)	—	—	(2)	(107)
Non-GAAP operating income (loss)	$20,221	$801	$(83)	$(7,327)	$13,612

GAAP operating margin	31.2%	7.0%	(50.3)%	(9.9)%	17.5%
Non-GAAP operating margin	32.1%	7.4%	(50.3)%	(9.9)%	18.4%

	Three Months Ended June 30, 2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$17,859	$67	$(70)	$(9,143)	$8,713
Amortization of intangibles	572	1	—	3	576
Settlement of lawsuits	3,281	—	—	—	3,281
Stock-based compensation	—	—	—	392	392
Loss (gain) on sale of businesses and assets	191	12	—	(1)	202
Gain on insurance	(1,134)	—	—	—	(1,134)
Non-GAAP operating income (loss)	$20,769	$80	$(70)	$(8,749)	$12,030

GAAP operating margin	28.6%	0.8%	(35.0)%	(12.9)%	12.2%
Non-GAAP operating margin	33.3%	0.9%	(35.0)%	(12.3)%	16.9%

Excluding certain items, the nine months ended June 30, 2026, and 2025 non-GAAP operating income (loss) and non-GAAP operating margin are computed in the tables below (dollars in thousands).

	Nine Months Ended June 30, 2026
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$49,115	$353	$(345)	$(21,307)	$27,816
Amortization of intangibles	1,848	—	—	5	1,853
Impairment of assets	8,433	—	—	—	8,433
Settlement of lawsuits, net of recoveries	(618)	115	—	—	(503)
Stock-based compensation	—	—	—	589	589
Loss on sale of businesses and assets	247	23	—	22	292
Gain on insurance	(328)	—	—	(2)	(330)
Non-GAAP operating income (loss)	$58,697	$491	$(345)	$(20,693)	$38,150

GAAP operating margin	26.5%	1.3%	(88.2)%	(10.0)%	13.0%
Non-GAAP operating margin	31.6%	1.8%	(88.2)%	(9.7)%	17.9%

	Nine Months Ended June 30, 2025
	Nightclubs	Bombshells	Other	Corporate	Total
Income (loss) from operations	$53,244	$1,767	$(344)	$(23,877)	$30,790
Amortization of intangibles	1,718	3	—	12	1,733
Impairment of assets	1,780	—	—	—	1,780
Settlement of lawsuits	3,557	30	—	—	3,587
Stock-based compensation	—	—	—	980	980
Loss (gain) on sale of businesses and assets	300	(1,189)	—	(95)	(984)
Gain on insurance	(2,151)	—	—	—	(2,151)
Non-GAAP operating income (loss)	$58,448	$611	$(344)	$(22,980)	$35,735

GAAP operating margin	29.3%	6.7%	(72.0)%	(11.5)%	14.8%
Non-GAAP operating margin	32.2%	2.3%	(72.0)%	(11.0)%	17.1%
Other Income/Expenses
Interest expense increased by $422,000, or 10.5%, while interest income decreased by $31,000, or 26.5%, during the quarter. Interest expense increased by $1.1 million, or 8.9%, while interest income decreased by $168,000, or 38.6%, during the nine-month period. Non-operating gains and losses include premium on stock repurchase and gain on lease termination. Premium on stock repurchase resulted from the November 2025 block stock buyback. Gain on lease termination was from a settlement of lease obligation related to a closed Bombshells unit in a prior period.
Our total occupancy costs, which we define as the sum of operating lease expense and interest expense, were $6.1 million and $5.6 million for the quarters ended June 30, 2026, and 2025, respectively. As a percentage of revenue, total occupancy costs were 8.3% and 7.9% during the quarters ended June 30, 2026, and 2025, respectively. Total occupancy costs were $18.2 million and $17.0 million for the nine months ended June 30, 2026, and 2025, respectively. As a percentage of revenue, total occupancy costs were 8.5% and 8.1% during the nine months ended June 30, 2026, and 2025, respectively.

Income Taxes
Income tax expense was $2.1 million and $733,000 during the three months ended June 30, 2026, and 2025, respectively. The effective income tax rate was approximately 24.7% and 15.3% for the three months ended June 30, 2026, and 2025, respectively. Income tax expense was $3.3 million and $3.6 million during the nine months ended June 30, 2026, and 2025, respectively. The effective income tax rate approximately was 66.8% and 18.3% for the nine months ended June 30, 2026, and 2025, respectively. Our effective income tax rate is affected by state taxes, permanent differences, and tax credits, including the FICA tip credit, for both years, and the impact of the nondeductible premium on stock repurchase during the current year.
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
Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share. We calculate non-GAAP net income and non-GAAP net income per diluted share by excluding or including certain items to net income or loss attributable to RCIHH common stockholders and diluted earnings per share. Adjustment items are: (a) amortization of intangibles, (b) impairment of assets, (c) settlement of lawsuits, net of recoveries, (d) gains or losses on sale of businesses and assets, (e) gains or losses on insurance, (f) stock-based compensation, (g) premium on stock repurchase, (h) gains or losses on lease termination, and (i) the income tax effect of the above-described adjustments. Included in the net income tax effect of the above adjustments is the net effect of the non-GAAP provision for income taxes, calculated at approximately 23.2% and 17.4% effective tax rate of the pre-tax non-GAAP income for the nine months ended June 30, 2026, and 2025, respectively, and the GAAP income tax expense (benefit). We believe that excluding and including such items help management and investors better understand our operating activities.
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
The following tables present our non-GAAP performance measures for the three and nine months ended June 30, 2026, and 2025 (in thousands, except per share, number of shares, and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of GAAP net income to Adjusted EBITDA
Net income attributable to RCIHH common stockholders	$6,351	$4,058	$1,291	$16,313
Income tax expense	2,130	733	3,281	3,648
Interest expense, net	4,368	3,915	13,052	11,797
Depreciation and amortization	4,030	3,892	12,234	11,237
Impairment of assets	—	—	8,433	1,780
Settlement of lawsuits, net of recoveries	92	3,281	(503)	3,587
Stock-based compensation	—	392	589	980
Loss (gain) on sale of businesses and assets	41	202	292	(984)
Gain on insurance	(107)	(1,134)	(330)	(2,151)
Premium on stock repurchase	—	—	9,885	—
Gain on lease termination	—	—	—	(979)
Adjusted EBITDA	$16,905	$15,339	$48,224	$45,228
Adjusted EBITDA as a percentage of revenues	22.9%	21.6%	22.6%	21.7%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of GAAP net income to non-GAAP net income
Net income attributable to RCIHH common stockholders	$6,351	$4,058	$1,291	$16,313
Amortization of intangibles	618	576	1,853	1,733
Impairment of assets	—	—	8,433	1,780
Settlement of lawsuits, net of recoveries	92	3,281	(503)	3,587
Stock-based compensation	—	392	589	980
Loss (gain) on sale of businesses and assets	41	202	292	(984)
Gain on insurance	(107)	(1,134)	(330)	(2,151)
Premium on stock repurchase	—	—	9,885	—
Gain on lease termination	—	—	—	(979)
Net income tax effect	(130)	(562)	(2,466)	(515)
Non-GAAP net income	$6,865	$6,813	$19,044	$19,764

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of GAAP diluted earnings per share to non-GAAP diluted earnings per share
Diluted shares	7,653,000	8,793,809	7,898,831	8,859,028
GAAP diluted earnings per share	$0.83	$0.46	$0.16	$1.84
Amortization of intangibles	0.08	0.07	0.23	0.20
Impairment of assets	—	—	1.07	0.20
Settlement of lawsuits, net of recoveries	0.01	0.37	(0.06)	0.40
Stock-based compensation	—	0.04	0.07	0.11
Loss (gain) on sale of businesses and assets	0.01	0.02	0.04	(0.11)
Gain on insurance	(0.01)	(0.13)	(0.04)	(0.24)
Premium on stock repurchase	—	—	1.25	—
Gain on lease termination	—	—	—	(0.11)
Net income tax effect	(0.02)	(0.06)	(0.31)	(0.06)
Non-GAAP diluted earnings per share	$0.90	$0.77	$2.41	$2.23

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of GAAP operating income to non-GAAP operating income
Income from operations	$12,968	$8,713	$27,816	$30,790
Amortization of intangibles	618	576	1,853	1,733
Impairment of assets	—	—	8,433	1,780
Settlement of lawsuits, net of recoveries	92	3,281	(503)	3,587
Stock-based compensation	—	392	589	980
Loss (gain) on sale of businesses and assets	41	202	292	(984)
Gain on insurance	(107)	(1,134)	(330)	(2,151)
Non-GAAP operating income	$13,612	$12,030	$38,150	$35,735

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of GAAP operating margin to non-GAAP operating margin
Income from operations	17.5%	12.2%	13.0%	14.8%
Amortization of intangibles	0.8%	0.8%	0.9%	0.8%
Impairment of assets	—%	—%	4.0%	0.9%
Settlement of lawsuits, net of recoveries	0.1%	4.6%	(0.2)%	1.7%
Stock-based compensation	—%	0.6%	0.3%	0.5%
Loss (gain) on sale of businesses and assets	0.1%	0.3%	0.1%	(0.5)%
Gain on insurance	(0.1)%	(1.6)%	(0.2)%	(1.0)%
Non-GAAP operating income	18.4%	16.9%	17.9%	17.1%
* Per share amounts and percentages may not foot due to rounding.
** The adjustments to reconcile net income attributable to RCIHH common stockholders to non-GAAP net income exclude the impact of adjustments related to noncontrolling interests, which is immaterial.

Liquidity and Capital Resources
At June 30, 2026, our cash and cash equivalents were approximately $26.4 million compared to $33.7 million at September 30, 2025. Because of the large volume of cash we handle, we have very stringent cash controls. As of June 30, 2026, we had negative working capital of $30.4 million compared to a negative working capital of $12.1 million as of September 30, 2025. We believe that we can borrow capital if needed but currently we do not have unused credit facilities so there can be no guarantee that additional liquidity will be readily available or available on favorable terms.
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
We expect to generate adequate cash flows from operations for the next 12 months from the issuance of this report.
The following table presents a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended June 30,
	2026	2025
Operating activities	$28,975	$35,684
Investing activities	(3,587)	(22,087)
Financing activities	(32,693)	(16,350)
Net decrease in cash and cash equivalents	$(7,305)	$(2,753)
Cash Flows from Operating Activities
Following are our summarized cash flows from operating activities (in thousands):

	Nine Months Ended June 30,
	2026	2025
Net income	$1,633	$16,319
Depreciation and amortization	12,234	11,237
Impairment of assets	8,433	1,780
Deferred income tax benefit	(2,223)	(2,200)
Stock-based compensation	589	980
Premium on stock repurchase	9,885	—
Net change in operating assets and liabilities	(4,173)	8,224
Other	2,597	(656)
Net cash provided by operating activities	$28,975	$35,684
Net cash provided by operating activities was lower in the current nine-month period by 18.8% primarily due to the higher vendor payments and higher interest expense paid, partially offset by higher cash collection from sales and lower income tax payments.

Cash Flows from Investing Activities
Following are our cash flows from investing activities (in thousands):

	Nine Months Ended June 30,
	2026	2025
Payments for property and equipment and intangible assets	$(5,724)	$(12,289)
Acquisition of businesses	—	(13,000)
Proceeds from sale of businesses and assets	1,676	1,086
Proceeds from insurance	291	1,893
Proceeds from notes receivable	170	223
Net cash used in investing activities	$(3,587)	$(22,087)
Following is a breakdown of our payments for property and equipment and intangible assets for the nine months ended June 30, 2026, and 2025 (in thousands):

	Nine Months Ended June 30,
	2026	2025
New facilities, equipment, and intangible assets	$2,486	$8,948
Maintenance capital expenditures	3,238	3,341
Total capital expenditures	$5,724	$12,289
The capital expenditures during the quarter ended June 30, 2026, and 2025 were composed mostly of construction projects in progress. Maintenance capital expenditures refer mainly to capitalized replacement of productive assets in already existing locations. Variances in capital expenditures are primarily due to the number and timing of new, remodeled, or reconcepted locations under construction.
Cash Flows from Financing Activities
Following are our cash flows from financing activities (in thousands):

	Nine Months Ended June 30,
	2026	2025
Proceeds from debt obligations	$2,453	$9,175
Payments on debt obligations	(21,745)	(14,431)
Payment of loan origination costs	(27)	(80)
Purchase of treasury stock	(13,295)	(9,158)
Payment of dividends	(1,773)	(1,856)
Investment from noncontrolling partner	1,800	—
Payments to noncontrolling interests	(106)	—
Net cash used in financing activities	$(32,693)	$(16,350)
We purchased 218,561 shares of our common stock in the open market at an average price of $24.23 during the nine months ended June 30, 2026, while we purchased 198,200 shares of our common stock in the open market at an average price of $46.21 during the nine months ended June 30, 2025. As of June 30, 2026, we have approximately $23.9 million authorization remaining to purchase additional shares. On April 2, 2026, our board of directors approved a $20.0 million increase in the Company's share repurchase program. Outside of our open-market stock repurchase program, on November 21, 2025, the Company repurchased in a privately negotiated transaction 821,000 shares of its own common stock from a single stockholder for $30.0 million, paid $8.0 million in cash and $22.0 million under a two-year 12% unsecured promissory note.

We paid $0.08 per share in quarterly dividends during the second and third of fiscal 2026, while we paid $0.07 per share in quarterly dividends during each of the quarters from the first quarter of fiscal 2025 to the first quarter of fiscal 2026.
We have paid all our debts on time and have not defaulted nor requested forbearance on any of our debts during the nine months ended June 30, 2026, and 2025.
Management also uses certain non-GAAP cash flow measures such as free cash flow. We calculate free cash flow as net cash provided by operating activities less maintenance capital expenditures. We use free cash flow as the baseline for the implementation of our capital allocation strategy.
Below is a table reconciling free cash flow to its most directly comparable GAAP measure (in thousands):

	Nine Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$28,975	$35,684
Less: Maintenance capital expenditures	3,238	3,341
Free cash flow	$25,737	$32,343
Free cash flow as a percentage of revenues	12.1%	15.5%
Our free cash flow for the nine-month period decreased by 20.4% compared to the comparable prior-year period primarily due to the higher vendor payments and higher interest expense paid, partially offset by higher cash collection from sales, lower income tax payments, and lower maintenance capital expenditures.
We do not include capital expenditures related to new facilities construction, equipment and intangible assets as a reduction from net cash flow from operating activities to arrive at free cash flow. This is because, based on our capital allocation strategy, acquisitions and development of our own clubs and restaurants are our primary uses of free cash flow.
Other than the impact of uncertainties caused by the current macro environment, including commodity and labor inflation, and our contractual debt and lease obligations, we are not aware of any event or trend that would adversely impact our liquidity. In our opinion, working capital is not a true indicator of our financial status. Typically, businesses in our industry carry current liabilities in excess of current assets because businesses in our industry receive substantially immediate payment for sales, with nominal receivables, while inventories and other current liabilities normally carry longer payment terms. Vendors and purveyors often remain flexible with payment terms, providing businesses in our industry with opportunities to adjust to short-term business downturns. We consider the primary indicators of financial status to be the long-term trend of revenue growth, the mix of sales revenues, overall cash flow, profitability from operations and the level of long-term debt. We continue to monitor the macro environment and will adjust our overall approach to capital allocation as events and trends unfold.

The following table presents a summary of such indicators for the nine months ended June 30 (in thousands, except percentages):

	2026	Increase (Decrease)	2025	Increase (Decrease)	2024
Sales of alcoholic beverages	$90,115	(1.9)%	$91,834	(8.8)%	$100,665
Sales of food and merchandise	30,195	2.2%	29,554	(12.1)%	33,606
Service revenues	78,338	8.4%	72,262	(2.3)%	73,951
Other	14,841	(0.1)%	14,854	5.0%	14,148
Total revenues	$213,489	2.4%	$208,504	(6.2)%	$222,370
Net income attributable to RCIHH common stockholders	$1,291	(92.1)%	$16,313	489.6%	$2,767
Net cash provided by operating activities	$28,975	(18.8)%	$35,684	(11.3)%	$40,233
Adjusted EBITDA*	$48,224	6.6%	$45,228	(17.4)%	$54,782
Free cash flow*	$25,737	(20.4)%	$32,343	(8.3)%	$35,253
Debt (end of period)	$240,085	(0.5)%	$241,261	(1.7)%	$245,400
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
In December 2024, we launched our five-year Back-to-Basics strategy where we focus on improving performance of existing clubs and Bombshells units to fuel our capital allocation priorities. For the allocation of our free cash flow, we currently divide it among club acquisitions (investing), share buybacks (financing), and dividends (financing). Our goals by the end of fiscal 2029 are to achieve:
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
As of June 30, 2026, eleven of the twelve existing Bombshells restaurants were located in Texas, with one location in Denver, Colorado. As part of managing our free cash flow to fuel growth, we are evaluating our Bombshells program in view of recent performance trends. We opened one Bombshells location in Rowlett, Texas, in June 2026 and we do not plan to add anymore locations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2026, there were no material changes to the information provided in Item 7A of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2025.
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
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including the interim chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on their evaluation, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2026. This determination is based on the previously reported material weaknesses management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.
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
Information Technology General Controls
As a result of the material weakness and its ongoing remediation efforts, management has enhanced internal change monitoring procedures. However, complete remediation is dependent in part on obtaining sufficient third-party assurance reporting (e.g. SOC reports) from certain key service providers, which management is actively pursuing. Management is also evaluating alternative options in the event it is determined that the third parties cannot provide the required reports or alternative documentation. As a result, management currently expects that remediation of these material weaknesses will extend beyond fiscal 2026 and is actively evaluating options to complete remediation during fiscal 2027.
The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Further, management is committed to continued quarterly reporting on remediation measures to the Audit Committee of the board of directors.
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity during the three months ended June 30, 2026, was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2026	33,500	$24.79	33,500	$24,075,682
May 1 - 31, 2026	8,000	$24.43	8,000	$23,880,206
June 1 - 30, 2026	—	$—	—	$23,880,206
	41,500	$—	41,500
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

101
The following financial information from RCI Hospitality Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Cash Flows, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Balance Sheets, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RCI HOSPITALITY HOLDINGS, INC.

Date: August 6, 2026	By:	/s/ Travis Reese
Travis Reese
Interim Chief Executive Officer and President

Date: August 6, 2026	By:	/s/ Albert Molina
Albert Molina
Interim Chief Financial Officer and Principal Accounting Officer